Form 10-K
period 2021-12-31
ForgeRock, Inc.
filed 2022-03-09
CIK 1543916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The registrant had outstanding 30,879,085 shares of Class A common stock and 52,902,668 shares of Class B common stock as of February 28, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to our 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, our ability to determine reserves and our ability to achieve and maintain future profitability;
•our future operational performance, including our expectations regarding ARR, dollar-based net retention rate, and the number of large customers;
•the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•the demand for our products and services or for security solutions in general, including our recently introduced SaaS offering, the ForgeRock Identity Cloud;
•our ability to attract and retain customers and partners;
•our ability to cross-sell to our existing customers;
•our ability to develop new products and features and bring them to market in a timely manner and make enhancements to our offerings;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to privacy, data protection and information security, as well as taxation;
•our ability to manage and insure risk associated with our business;
•our expectations regarding new and evolving markets;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform and protect against data breaches and other security incidents;
•our expectations and management of future growth;
•our ability to continue to expand internationally;
•our expectations concerning relationships with third parties;
•our ability to obtain, maintain, protect, enhance, defend or enforce our intellectual property;
•our ability to successfully acquire and integrate companies and assets;
•the attraction and retention of qualified employees and key personnel;
•our estimated total addressable market; and
•the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on
1

Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
2

Part I
Item 1. Business
Overview

ForgeRock, Inc. (the “Company” or “ForgeRock”) supports billions of identities to help people simply and safely access the connected world — from shopping and banking to accessing company networks to get their work done. We make this possible through a unified and extensive identity platform to enable enterprises to provide exceptional digital user experiences without compromising security and privacy. This allows enterprises to deepen their relationships with customers and increase the productivity of their workforce and partners, while at the same time providing better security and regulatory compliance.

We estimate the global market opportunity for consumer, workforce, the Internet of Things (“IoT”) and services identity to be $71 billion. Identity is foundational to the growth of enterprises in the era of digital transformation because it enables enterprises to create frictionless user experiences that are both simple and secure. Digital identity has become a top priority for enterprises, and is viewed as a way to grow business and gain competitive advantage by enabling personalized, seamless, and secure omnichannel experiences. We are uniquely positioned to expand our share of this growing market by addressing emerging customer needs and by continuing to displace legacy, homegrown, and point identity solutions that cannot meet the functionality, performance, and scale that enterprises require.

Our proprietary multi-tenant SaaS architecture with complete tenant isolation enables enterprise-grade data protection and performance. We maximize performance by not throttling or rate limiting individual customer environments, which can be critical for enterprises especially during large usage spikes such as Black Friday and Cyber Monday. Our platform is purpose-built for enterprises to create natural and frictionless identity experiences while providing capabilities to secure the enterprise in a Zero Trust environment. We are unique in the identity market due to the combination of: (1) our full suite platform that works for all kinds of identities, integrates with complex environments, and operates at high scale and performance; (2) the availability of our platform through multiple deployment options; and (3) our recognition as a market leader by premier industry analysts.

Our land-and-expand business model is centered on our ability to help our customers succeed and deliver on their value expectations. Our strong dollar-based net retention rate is further driven by our continuous investments in technology innovation and significant modular additions to our product portfolio. Once customers experience the benefits of our platform, they often expand their investments with ForgeRock in four different ways – through more identities, more use cases, more product modules, and more deployments. We have successfully sold our platform to a variety of C-suite level decision makers who are driving business transformation initiatives with increasing budgets year-over-year.
The ForgeRock Identity Platform
We provide a leading modern identity platform that enables enterprises to secure, manage, and govern the identities of everything—consumers, employees and partners, APIs, microservices, devices, and IoT. More than organizations around the world leverage our platform to create seamless and secure digital experiences for collectively over three billion identities.
The ForgeRock Identity Platform includes a full suite of identity management, access management, identity governance, and AI-powered autonomous identity capabilities to serve the CIAM, AM, and IGA needs of enterprises. Our platform is deployable in a variety of configurations that can be combined, including self- managed environments such as public and private cloud environments, and through ForgeRock Identity Cloud.

We provide the ability to manage multiple identity types:
•Consumer. Our platform enables enterprises to provide secure digital identity experiences for their consumers. User journeys built on our platform provide recognition and personalization across channels and devices, which we believe leads to better customer acquisition, loyalty, and retention while reducing friction and fraud.
•Workforce. Our platform helps enterprises increase the productivity of their employees, partners, and contingent workers by automatically enabling access to appropriate systems during the worker lifecycle. Our platform also helps reduce enterprise risk by securing system access and governing that the provisioned access is appropriate.
•IoT and Services. Our platform helps enterprises secure non-human identities, including IoT, machine identities, bots, APIs, and microservices.
We have an integrated set of comprehensive services to orchestrate and secure the user identity journeys across four fundamental areas:
•Identity Management. Automates the identity lifecycle process, including initial set-up, provisioning, transfers, changes, privacy considerations, security protections, and departures.
•Access Management. Provides simple and secure access management, using rich context and adaptive intelligence to make continuous access decisions.
•Identity Governance. Manages and reduces risk from users having excessive or unnecessary access to applications, systems, devices, and data.
•Autonomous Identity. Provides an enterprise-wide view of access, streamlines and automates governance processes, and reduces risk related to digital identities.
Why Leading Enterprises Choose ForgeRock
•We enable enterprises to deliver exceptional user experiences without compromising security. We provide capabilities, such as passwordless and usernameless authentication that free users from the challenges and security risks associated with weak and forgotten credentials. Further, our Intelligent Access Trees enable our customers to quickly create flexible and tailored user identity journeys allowing for frictionless, seamless, and consistent omnichannel user experiences that also result in enhanced security.
▪We offer a full suite of capabilities that enable enterprises to secure, manage, and govern identities in a unified modern platform. Our platform includes a full suite of identity functionality across CIAM, AM, and IGA, and a differentiated identity object modeling approach that supports all identity types. Our unified platform is built to work with enterprises’ complex landscape of applications and infrastructure and fulfill their identity needs across four fundamental areas: identity management, access management, identity governance, and autonomous identity.

▪Our platform manages all identity types. Under our Identity of Everything philosophy, we built our platform for consumers, the workforce, and IoT and services. Further, our platform enables our customers to understand and set policies based on the relationships between different identities. For example, a parent and child relationship where the parent must authorize transactions on behalf of the child, or a connected car with different drivers in a household with various restrictions. While each identity has different requirements, our platform can unify the enterprise architecture and security design across multiple identity types.
▪For consumers, our platform enables enterprises to create personalized, simple, and secure identity journeys across multiple services and devices, regardless of where a consumer begins or continues their experience.
▪For the workforce, our platform enables enterprises to increase the productivity of their workforce and partners by allowing users to login from anywhere, on any device, and quickly access necessary information with enterprise-grade security. Our platform provides foundational context designed to continuously ensure users are who they say they are as well as constantly fine tune user access based on signals and other gathered information.
▪For IoT and services, since there are no biometrics or passwords that devices can use, our platform is designed to close the IoT security gap by allowing enterprises to create trusted identities to secure authenticity and authorization of IoT devices and their transactions or data streams. Our platform is differentiated in its ability to define identity objects and their attributes, and relationships between them.

▪Our platform delivers enterprise-grade performance and scalability to serve mission-critical needs. Since our launch in 2010, our capabilities around performance and scale, rich identity functionality, deployment flexibility, and extensive integration and interoperability have been purpose-built to meet the specific requirements of global enterprises. Our ability to serve mission-critical needs in complex environments for large customers enables us to grow our base of large customers and expand within each of them.
▪Our differentiated SaaS architecture facilitates strong customer data protection and high performance. We enable our customers to choose how they want to deploy our software in their complex, heterogeneous environments—whether it be a self-managed deployment in their private or public cloud environments, our SaaS offering, or a combination of both.
▪Our proprietary tenant isolation approach is designed to enhance individual customers’ data security and sovereignty. We have improved upon a typical multi-tenant SaaS architecture by never commingling customer data with each other. In addition, our customers’ data resides only in locations that the customer chooses, which enables our customers to comply with data and privacy regulations, such as the GDPR in the European Union.
▪Our architecture does not limit performance of individual customers. Our architecture is designed to maximize performance by not throttling or rate limiting individual customer environments. We also protect against “noisy neighbor” issues so that load from one customer will not affect another customer’s performance.
▪Same codebase as our self-managed platform. Our SaaS offering leverages the same codebase as our self-managed offering, which enables us to create or modify functionality that can be released on both deployments, and enables our customers utilizing our self-managed deployment to add or migrate to our SaaS deployment more easily. We enable our customers to choose how they want to deploy our software in their complex, heterogeneous environments—whether it be a self- managed deployment in their private or public cloud environments, our SaaS offering, or a combination.
▪Designed to be deployable as SaaS or in public and private cloud environments using DevOps. Our platform utilizes Kubernetes and Docker containerization and is deployable with DevOps workflows, and has been certified to run in GCP, AWS, Azure, or can be run on a customer’s private cloud.

•Extensive integrations enable our platform to be the single view of identity and provide powerful extensibility in complex and heterogeneous environments. Our platform has extensive integration capabilities that enable us to integrate with the myriad of applications and infrastructures that exist within our enterprise customers’ heterogeneous IT environments. We are also able to leverage our Trust Network, an ecosystem of partners that extend our rich native functionality with additional vertical-specific authentication, biometrics, digital identity proofing, and risk management capabilities.

•Proven track record of innovation. We have consistently set the standard of innovation in the identity market, anticipating major market trends and introducing new capabilities to support them. We are a pioneer of the development of advanced capabilities, such as Identity of Everything, Intelligent Access Trees, Continuous Security, certifying deployments on public cloud and multi-cloud with DevOps, enterprise-grade SaaS, passwordless and usernameless authentication using FIDO2 Webauthn, and AI-based Autonomous Identity with proprietary algorithms to automate identity processes. We intend to continue investing to extend our leadership in the CIAM, AM, and IGA markets by developing or acquiring new products and technologies.

•Management team with deep identity domain expertise. Our management team’s collective experience and deep knowledge of the identity space allows us to maintain our position as an innovation leader. Our management team is a driving force behind our vision, mission, culture, and focus on customer success. Our leadership enables us to continuously deliver products that enterprises need and want. They are also critical in building upon our culture which we believe is vital to our success.
Our Growth Strategy
•Innovate and advance our platform.
•Enhance SaaS. Add more products and functionality to accelerate our ForgeRock Identity Cloud platform, which we launched in 2020.
•Enhance Governance. Continue to add functionality to our Governance offerings, which we launched in December 2019.
•Enhance AI. Invest in AI capabilities to automate decision making and deepen the security of our platform.
•Further build our Trust Network. Further develop and expand our Trust Network to help source and support relationships, provide technology, and enhance our go-to-market.

•Acquire new customers.
•Brand awareness and lead acceleration. Continue to invest in our brand and demand-generation to further expand our pipeline.
▪Partner and alliance leverage. Continue to capitalize on key strategic partnerships and alliances, such as our alliances with GSIs, such as Accenture, Deloitte, and PwC, to win new business.
▪Multiple entry points. The extensive breadth of our platform facilitates new customer acquisition by allowing customers to choose from: (1) numerous product modules across identity management, access management, identity governance, and autonomous identity, (2) identity types across consumer, workforce, and IoT and services, and (3) deployments across our self- managed and SaaS offerings.
▪New geographies. Enter new countries within our existing global regions.
▪New types of buyers. Address the needs of all identity constituents within the enterprise and expand adoption beyond the C-suite to developers and business unit leaders.
▪Expand into midmarket. Leverage the ease of deployment of our SaaS offering to accelerate traction in smaller enterprise and mid-market organizations.
•Expand within our existing customer base.
•More identities. Increase the utilization of our platform as our customers grow their identity footprint within existing use cases, as well as adding new use cases.
•More identity types. Cross-sell additional identity types to our customers across consumer, workforce, and IoT and services.
•More product modules. Cross-sell more product modules across identity management, access management, identity governance, and autonomous identity.
•More SaaS. Leverage the flexibility of our platform to allow our customers to seamlessly add or transition to our SaaS offering.
•Customer success. Maintain our focus on customer success to expand within our existing customer base.
Our Products
Our products and capabilities include the following:

◆ Onboarding/Registration and Progressive Profiling	◆ Passwordless, Usernameless and Multi-factor Authentication	◆ Access Requests	◆ Predictive Confidence Scores for Access
◆ Identity Lifecycle and Relationship Management	◆ Single Sign-On	◆ Access Reviews and Certifications	◆ Overprovisioned Access Detection and Access Revocation Recommendations
◆ Identity Provisioning and Synchronization	◆ Contextual and Adaptive Risk-based Access	◆ Segregation of Duties	◆ Outlier Detection
◆ User Self-Service	◆ Fine-grained Authorization	◆ Role and Entitlement Management	◆ Identity Automation Recommendations
◆ Personalization	◆ API and Microservices Security	◆ Policy Management	◆ Role Mining and Recommendations
◆ Delegation	◆ Secure Impersonation and Data Sharing	◆ Identity Workflows	◆ Joiner, Mover, Leaver Access Automation
◆ Privacy and Consent Management		◆ Reporting and Analytics
Identity Management – Our Identity Management product fully automates the identity lifecycle process and includes the following capabilities:
•Onboarding/Registration and Progressive Profiling. Our platform facilitates the initial establishment of a digital identity at the onboarding or registration stage, including by integrating into the HR workflow for employee onboarding or enabling the account registration and set-up process. After registration, our platform also helps enterprises to progressively gather profile information to minimize friction.

•Identity Lifecycle and Relationship Management. As the lifecycle of the consumer or workforce progresses, changes in access are often necessary. Our platform enables enterprises to automate this process, eliminating error-prone manual intervention, and providing a consistent and efficient way to create, modify, and remove accounts while maintaining a high level of security. Furthermore, our platform can understand and traverse relationships between identities and apply policies to those relationships.
•Identity Provisioning and Synchronization. Our platform centralizes and automates identity provisioning and deprovisioning processes (granting and revoking access) across systems and applications within an enterprise when users join, move, or leave the identity ecosystem. With our platform, continuous updates of identity changes are synced, mapped, and reconciled in real time.
•User Self-Service. Our platform empowers users to easily remember their usernames, reset their passwords, and share discrete data over time, including by progressive profiling, without interrupting the user workflow, which helps enable a frictionless user experience and boosts business operational efficiency.
•Personalization. Our platform saves and gathers information in order to provide personalized and tailored identity experiences based on user preferences, demographics, device types, risk profiles, and more.
•Delegation. Our platform enables the ability to grant administrative access for specific privileges without providing full administrative access. For example, we can allow users with a help desk or support role to update another user’s information without allowing them to delete user accounts or system configurations.
•Privacy and Consent Management. Our platform enables users to manage their own profile details, manage data sharing preferences, understand (and reject) terms and conditions, enjoy the right to be forgotten, and understand the devices connected to their account by providing a comprehensive, standards-based profile and privacy and consent management dashboard.
Access Management – Our Access Management product provides simple and secure access management using rich context and adaptive intelligence to make continuous access decisions and includes the following capabilities:
•Passwordless, Usernameless, and Multi-factor Authentication. We provide standards-based, out-of-the box usernameless and passwordless authentication based on the FIDO2 WebAuthn standard with the added convenience of biometrics. We also provide several common multi-factor authentication methods to enable users to more securely authenticate with convenience and flexibility.
•Single Sign-On (SSO). We enable seamless SSO experiences across different channels, including APIs and services, and across application types, from modern to legacy.
▪Contextual and Adaptive Risk-based Access. We provide an array of capabilities for helping support modern Zero Trust authorization architectures. We allow customers to combine identity and device information by leveraging the ability to capture user and device context during login and at every transaction level if needed and respond to contextual changes. During use, the context is recreated and compared to context during login, allowing customers to make access alterations such as automatic throttling, data redaction, or access denials dynamically.
▪Fine-grained Authorization. In addition to creating detailed policies for specific user groups, permissions, and environments, our policy engine can be used to protect custom and non-HTTP-based resources such as objects, data, and IoT components.
▪API and Microservices Security. Our platform secures API endpoints and microservices including ingress/egress control, throttling, and authentication with our identity-aware proxy gateways, Identity Gateway and Microservices Security.
▪Secure Impersonation and Data Sharing. Our platform allows users to provide access to data or accounts on behalf of others in a secure and auditable way without the need to share credentials or passwords.
Identity Governance – Our Identity Governance product manages and reduces risk to enterprises from users having excessive or unnecessary access to applications, systems, devices, and data and includes the following capabilities:
•Access Requests. We allow users to request access to systems or applications through integration with help desk or service ticketing systems which can then be routed automatically according to business- defined identity workflows for approvals. Administrators can also use our platform to provide users with automated, policy-based access based on identity and role assignments.
•Access Reviews and Certifications. We allow business line managers or other users with access rights validation to quickly grant, enforce, or revoke secure access to systems and applications according to established business policies and workflows, to increase workforce productivity.
•Segregation of Duties. We provide a unified view of the entitlement landscape across the enterprise, minimizing risk of segregation of duties violations that could result in a security risk or possible internal fraud.
•Role and Entitlement Management. Many enterprises have different and multiple environments for their applications and services. We enable a centralized and unified view of identities, roles, and entitlements so that they can be easily managed via an extensible model.
•Policy Management. We allow enterprises to define, apply, and enforce compliance policies in a preventive and detective manner, preventing toxic access combinations and ensuring regulatory compliance. Administrators can also use our platform to define policies based on the relationships between different types of identities.
•Identity Workflows. We enable enterprises to connect their business processes with identity events, such as identity synchronization and reconciliation, across identity infrastructures, allowing for appropriate reviews and administrative action, to reduce enterprise risk.
•Reporting and Analytics. We provide out-of-the box reporting and ad hoc querying to enable enterprises to stay on top of their identity programs and compliance postures.
AI-powered Autonomous Identity – Our Autonomous Identity product provides an enterprise-wide view of access and streamlines and automates governance processes and reduces risk related to digital identities and includes the following capabilities:
•Predictive Confidence Scores for Access. Using proprietary AI algorithms, our platform analyzes enterprise data to assign confidence scores for provisioned access, which highlights anomalies that should be further actioned.
•Overprovisioned Access Detection and Access Revocation Recommendations. Our platform displays enterprise entitlements graphically on a user interface console to help easily detect over-provisioned access that could pose a security risk and identify high-risk access entitlement assignments that are candidates for access revocation.
•Outlier Detection. Our platform flags any provisioned access for remedial action that is an outlier to predicted normal patterns.
•Identity Automation Recommendations. Our platform reduces the burden on managers who otherwise must manually approve new entitlements by automatically approving high confidence, low-risk access requests and automating the re-certification of entitlements.
•Role Mining and Recommendations. Our platform is designed to enable intelligent role mining by identifying redundant roles and making recommendations to reduce the number of roles in the enterprise, which can significantly improve an enterprise’s ongoing security posture.
•Joiner, Mover, Leaver Access Automation. Our platform provides users with the access to applications they need to be rapidly productive during the worker lifecycle without manual review and fulfillment.
•Automated Approvals and Certifications. Our platform can automate approvals and ensure that IAM and IGA systems are compliant for regulatory standards and audits by tracking assigned entitlements.
Our Technology
Our differentiated architecture and design unify Identity Management, Access Management and Governance in one end-to-end platform. It also leverages the same underlying architecture across all identity types and use cases, enabling rapid development and innovation. The technical differentiators of our platform include:
•Intelligent Access Trees. Our platform includes Intelligent Access Trees, which leverage a visual designer with a drag-and-drop interface that allows enterprises to easily orchestrate, personalize, and secure user journeys to deliver meaningful user experiences without compromising security. These journeys can incorporate real-time digital signals such as device, contextual, behavioral, analytics, and risk-based factors to provide more personalized experiences that incorporate user-choice, omni-channel user recognition and better security.

•“Identity of Everything.” While traditional IAM struggles to manage non-human identities, our flexible data model can define any kind of identity object and its attributes, which provides enterprises the flexibility of managing multiple identity types, including non-human identities.
•Open Platform. Our platform was built to integrate with complex enterprise environments, which consist of heterogeneous cloud and data center environments, myriad on-premise and SaaS applications, corporate- and personally-owned devices, and emerging IoT services. Enterprises need cohesiveness across their IT environments and we make this possible through our technology stack:
•Identity Gateway. Our Identity Gateway is a lightweight, flexible, and high-performance proxy that can provide identity services and security to web or application traffic. Acting as a bridge between legacy and modern web applications and identity management platforms, it enables the transition of identity integration of the application from legacy to modern.
•SDKs. Our SDKs allow developers to quickly integrate identity to web or mobile applications without needing to understand the inner-workings of identity. Leveraging our Intelligent Access Trees, the SDKs step through each stage of a user journey via callbacks empowering developers to build applications that can handle changes in journeys in real time without the need to redeploy the application. They have the option to collect device profile information and automatically generate device fingerprints into the user’s profile.
•Microservices Security. Our lightweight, high performance sidecar proxy can be deployed directly into the namespace of microservices to provide east-west service-to-service security while integrating identity into the services.
•Policy Agents. Our policy agents are designed to plug directly into application servers to ease integration of identity into legacy applications, protecting them from unauthorized access.
•Identity Edge Controller. We provide a device-embeddable controller that can bring identity security to the edge of where code runs, including physical things.
•ICF Connectors. We leverage the standards-based Identity Connector Framework (ICF) to connect to multiple systems and applications by provisioning and synchronizing identities between them.
•APIs. Our platform is REST API enabled, which provides enterprises with the flexibility to integrate deeply.
•Extensibility. We provide extensive hook points in the platform that enable enterprises to extend core functionality with plug-ins and scripting to meet virtually any business need.
•Open Standards. We provide support for major identity standards such as OAuth2, SAML, OIDC, and SCIM, and we embrace new open standards such as delivering an early integration with FIDO2 WebAuthn passwordless authentication standards or the UMA protocol.
•Scale and Performance. Our platform is used to manage billions of identities globally. This is made possible by some key design principles:
•High Availability. Our applications including our next-generation directory services provide the ability to deploy in highly-available configurations that provide resiliency against unforeseen events as well as the ability to perform maintenance with no downtime.
•Stateless and Stateful Session Management. Our highly flexible session management enables both stateless and stateful sessions. Stateless session management allows for highly distributed elastic deployments with nearly unlimited horizontal scalability. Stateful session management enables complex, multi-site failover environments to always be highly available to end-users.
•Horizontally Scalable. Our platform allows deployments to be horizontally scaled to meet the most demanding performance requirements.
•SaaS Architecture. Our proprietary SaaS architecture has been purpose-built to solve real world enterprise problems, recognizing that most enterprises have complex IT environments and need a IAM solution that fits their environments.
•Multi-tenant SaaS with Complete Tenant Isolation. Our proprietary SaaS architecture provides multi-tenant service with complete tenant isolation. Because each customer tenant in our Cloud is isolated, they are insulated from performance concerns arising from other customer usage. Furthermore, being isolated means a customer’s data is not co-mingled with any others.

•One Platform, Any Cloud. ForgeRock utilizes one core platform for all deployment scenarios, SaaS and self-managed. This enables enterprises to meet their IT requirements with the same technology and enables an easier transition from on-premise to cloud for their applications and workloads.
•Extreme Flexibility. The ForgeRock Identity Cloud treats both cloud and on-premise applications the same way. It can even co-exist with other legacy IAM solutions running on premise. Enterprises can also quickly augment legacy systems with new capabilities such as Intelligent Access Trees and multi-factor authentication while planning and executing on their cloud migration strategy.
•Continuous Integration/Continuous Delivery Compatible. Identity is a critical enterprise technology and needs protection from user mistakes, such as accidentally deleting a critical configuration or set of identities. The ForgeRock Identity Cloud provides development, staging, and production environments, and both staging and production environments are immutable, so that changes are promoted from one environment to the next, protecting enterprises from unexpected changes or mistakes.
•Proprietary AI Technology. Our proprietary AI technology deploys using a microservices architecture that scales linearly as the load increases. It is capable of quickly processing millions of access points and allows enterprises to configure the machine learning process and prune less productive rules. Enterprises can run analyses, predictions, and recommendations frequently to improve the machine learning process. Our Analytics Engine provides transparent and explainable results that lets enterprises get insight into why end-users have the access they have or what access they should have.
Our Customers

Our customer base includes many of the world’s leading brands and includes direct and indirect customers, of which direct customers are those we contract with directly (whether sourced by us or through a partner or reseller), and indirect customers include customers that receive the benefit of using components of our software by contracting with certain third parties such as resellers, system integrators, managed service providers, or other channel partners, as well as with original equipment manufacturers (“OEMs”).

We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater Annual Recurring Revenue (“ARR”) as of a measurement date. As of December 31, 2021, 2020 and 2019, we had 394, 325 and 275 large customers with $100,000 of ARR or greater, respectively, representing 90%, 86% and 81% of our total ARR as of such dates. All of our large customers are direct customers. No single customer accounted for more than 3% of our total ARR or 10% of our total revenue in 2021, 2020 and 2019.

Our customers are based in more than 50 countries and across a diverse set of industries.
Marketing, Sales and Partners
Marketing
Our marketing organization is focused on building our brand reputation, increasing awareness of our platform, and driving customer demand. As part of these efforts, we execute on content marketing, search engine optimization and awareness ads, social media, press and news coverage, industry analyst recognition, and customer success stories, among other initiatives. We also continuously strengthen our position as a thought leader in our industry by participating in speaking engagements where we provide expert advice, updates on the state of the digital identity industry, and educate the public about the importance of digital identity and our platform.
Sales
We sell our platform through our direct sales organization, which is composed of our major account executives, solution engineers, sales development representatives, customer success managers, and partner representatives. Our direct sales teams are located in geographic regions near our customers and prospective customers, such as North and South America (Americas), EMEA and APAC. This enables our direct sales teams to effectively target enterprises in these regions, engage in timely dialogue with them to assess and provide solutions for their digital identity needs, close the sale, implement our platform, and support their ongoing needs with our dedicated customer success managers. Our ongoing support and dialogue with our customers fosters a “land-and-expand” business model where customers typically purchase one identity type initially and expand by adding more identities, use cases, product modules, and deployments.
Partners

Our strong network of strategic global channel partners source and influence opportunities for us, providing leverage and execution capabilities across the globe. These strategic global channel partnerships not only provide us with a significant source of lead generation but also a global network of certified and trained implementation professionals. Our alliances, including global strategic consulting firms and global systems integrators (“GSIs”), such as Accenture, Deloitte, and PwC, often promote our platform as part of large-scale digital transformation projects they drive by identifying opportunities in which our platform can help accelerate business initiatives and improve user experience. We also partner with leading regional consulting firms and implementation partners. These highly skilled regional partners not only provide subject-matter expertise in the implementation of specific use cases, but they also act as an extension of our direct sales force by identifying and referring opportunities to us.
We also acquire customers through OEM partners or customers who utilize components of our platform to deliver services and strategic alliance partners such as Google Cloud, where ForgeRock is a premier partner for digital identity. Our partners help source and support relationships with new and existing customers, as well as provide technology and go-to-market benefits.

We foster an ecosystem of Trust Network partners that enhance the value of our platform to enterprise customers by providing complementary technologies in categories such as strong authentication, risk and fraud management, behavioral biometrics, and identity proofing and enrichment. These technologies seamlessly plug into our platform through our Intelligent Access Trees.
Research and Development
Continued investment in research and development is critical to our business. We believe our research and development efforts are imperative to maintaining and extending our competitive advantage. Our research and development efforts are focused primarily on building industry leading solutions, addressing all primary use cases, enhancing deployment flexibility and providing seamless integration across cloud and on-premise applications. We regularly release updates to our platform which incorporate new features and enhancements to existing ones.
We have invested considerable time and resources into building a world-class research and development organization that continually enhances our broad, market-leading platform. Our research and development employees are primarily located in the United States, the United Kingdom, and France. We continue to invest in our platform to maintain and extend our market leadership.
Competition
The IAM market in which we operate is characterized by intense competition, constant change, and innovation. We face competition from (1) legacy providers such as CA Technologies, IBM and Oracle, (2) cloud- only providers such as Okta, (3) companies that provide only a subset of functionality across identity, access and governance such as Okta, Ping and SailPoint, and (4) homegrown solutions that are designed to solve a limited identity use case and are difficult to secure, maintain and scale, and quickly become obsolete. Microsoft and other companies that offer a broad array of IT solutions also compete in our market.
We believe the principal competitive factors in our market are:
•enterprise-grade scalability and performance;
•breadth of use cases supported by a single platform or solution;
•ability to serve the most complex and largest identity environments;
•single view of all identities in one unified platform;
•reliability and effectiveness in maintaining secure identity management;
•ability to deploy in a variety of environments;

•ability of customers to use a platform or solution to achieve and maintain compliance with compliance standards and audit requirements;
•ease of integration with an organization’s existing IT infrastructure and security investments;
•capability for customization and configurability;
•speed at which a platform can be deployed;
•ease of use;
•customer experience;
•total cost of ownership;
•strength of sales and marketing efforts, including partner relationships;
•global reach and customer base;
•brand awareness and reputation;
•innovation and thought leadership; and
•quality of professional services and customer support.
We believe we compete favorably on these factors. However, some of our current and potential future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, larger market share, larger existing user bases and greater financial, technical, and other resources.

Intellectual Property

Our success depends in part on our ability to obtain, maintain, protect, defend, and enforce our intellectual property. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and certain other jurisdictions, as well as contractual restrictions, to protect our intellectual property rights. We also license certain software and other intellectual property from third parties for integration into our product solutions, including open source software and other software available on commercially reasonable terms.

As of December 31, 2021, we owned two issued U.S. patent and 16 pending U.S. patent applications relating to certain aspects of our technology. Our two issued U.S. patents are expected to expire in 2039 and 2040, assuming payment of all appropriate maintenance, renewal, annuity or other fees, and without taking into account any possible patent term adjustments or extensions. We cannot assure you that any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Our existing patents and any patents that are issued in the future may be contested, circumvented, found unenforceable, narrowed in scope or invalidated, and we may not be able to prevent third parties from infringing, misappropriating or otherwise violating them or any of our other intellectual property rights. Furthermore, our competitors or other third-parties may also claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. With regard to our brand, we have registered “ForgeRock” as a trademark in the United States, the European Union, Norway, and China. We have significant international operations and intend to continue to expand these operations, and effective patent, copyright, trademark, trade secret, and other intellectual property protection may not be available or may be limited in foreign countries.

We control access to, and use of, our solutions and other confidential and proprietary information through the use of internal and external controls, including contractual protections with employees, contractors, customers, partners, and other third parties. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, contractual provisions, and confidentiality and invention assignment agreements, unauthorized parties may still copy or otherwise obtain and use our software, technology, trade secrets, or proprietary or confidential information, and such risks may increase as we attempt to expand into jurisdictions where such rights are less easily enforced, or are more subject to reverse engineering or misappropriation due to local legal requirements. For more information, see the section titled “Risk Factors – Risks Related to Our Intellectual Property.”
Government Regulation
We are subject to various federal, state, local, and foreign laws and regulations, including those relating to data privacy, protection and security, intellectual property, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities, and tax. In addition, we are subject to various laws and regulations relating to the formation, administration, and performance of contracts with our customers in heavily regulated industries and the public sector, which affect how we and our partners do business with such customers. Additional laws and regulations relating to these areas likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on how we operate our business. New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our platform, offerings or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business, financial condition, and results of operations. As our business expands to include additional platform functionalities and offerings, and our operations continue to expand internationally, our compliance requirements and costs may increase, and we may be subject to increased regulatory scrutiny.
See the section titled “Risk Factors – Risks Related to Our Legal and Regulatory Environment” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
Data Privacy and Cybersecurity
Many jurisdictions have enacted or are considering enacting or revising privacy, data protection or information security legislation, including laws, rules and regulations applying to the collection, use, storage, transfer, disclosure, or other processing of personal data, including for purposes of marketing and other communications.

For example, in June 2018, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and established a new privacy framework for covered businesses such as ours. The CCPA broadly defines personal information and gave California residents expanded privacy rights and protections, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA provides for severe civil penalties and statutory damages for violations and a private right of action for certain data breaches that result in the loss of personal information. In November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective in most material respects starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA. Other state legislatures are currently contemplating, and have passed or may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Following the enactment of the CCPA, in 2021, Virginia enacted the Virginia Consumer Data Protection Act of 2021, and Colorado enacted the Colorado Privacy Act, each of which shares similarities with the CCPA. Additionally, many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches, and the protection of sensitive and personal information.
Internationally, many jurisdictions have established their own legal frameworks governing privacy, data protection, and information security with which we may need to comply. For example, the EU has adopted the GDPR, which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects about how their personal data is to be used, imposes limitations on retention of information, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. Additionally, many jurisdictions outside the United States and EEA in which we have operations or for which such jurisdictions’ laws or regulations may apply to us or our operations, including Canada, Australia, the United Kingdom, New Zealand, and Singapore, maintain laws and regulations relating to privacy, data protection, and information security that provide for extensive obligations in connection with the use, collection, protection, and processing of personal data. Many of these legal regimes provide for substantial fines, penalties, or other consequences for noncompliance. We may be required to implement new measures or policies, or change our existing policies and measures or the features of our platform, in an effort to comply with U.S. and international laws, rules, and regulations relating to privacy, data protection and information security, which may require us to expend substantial financial and other resources and which may otherwise be difficult to undertake.
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

Any failure or perceived failure by us to comply with federal, state or foreign laws, rules or regulations, industry standards, our internal or external privacy policies, contractual or other legal obligations relating to privacy, data protection or information security, or any actual, perceived or suspected security breach or incident, whether or not resulting in unauthorized access to, unavailability of, or acquisition, release, transfer, or other processing of personal data or other data, may result in enforcement actions and prosecutions, private litigation, significant fines, penalties and censure, claims for damages by customers and other affected individuals, regulatory inquiries and investigations or adverse publicity and could cause our customers to lose trust in us, any of which could have an adverse effect on our reputation and business. For more information, see “Risk Factors — Risks Related to Legal and Regulatory Environment — We are subject to stringent laws, rules and regulations regarding privacy, data protection and information security. Any actual or perceived failure by us to comply with such laws, rules and regulations, the privacy or security provisions of our privacy policy, our contracts or other legal or regulatory requirements could result in proceedings, actions or penalties against us and materially adversely affect our business.”
Our Culture and People

Our People

Our most valuable asset is our people. ForgeRock is the place where the best people do their best work. As of December 31, 2021, we had 786 full-time employees, of which approximately 48% were in the United States and 52% were in our international locations. We supplement our workforce with contractors and consultants. We strive to drive a positive employee experience and maintain a good relationship with our people. Our priority is to attract the best, diverse workforce and at the same time, engage and grow our global team.

Values

Our culture and values are critical to our success. Our values guide our interactions, business, our product development, our practices and our brand. Our values have delivered tangible financial and operational benefits for our customers, employees and stockholders. As our company continues to evolve and grow, these six values remain constant:

Passion with Purpose

We are passionate about our company, our customers, and our work. Collectively, we contribute to our success.

Embrace Collaboration

We communicate openly and transparently to build genuine relationships and achieve our shared company goals together.

Respect Individuality

We welcome and respect our differences. We recognize the value each of us brings, and encourage each other to be our true selves.

Take Ownership

We take initiative and make things happen with pride and urgency. We are accountable and expect the same in return.

Learn and Grow

We invest to grow as individuals and as a company. We like to win, and take time to recognize and celebrate our accomplishments along the way.

Balance Matters

We support flexibility and work-life balance so we can bring our best to all our commitments.

Diversity, Inclusion, and Belonging

Diversity, Inclusion, and Belonging are how we talk about our business. It is not just about listening and responding to our employees but about the focus and commitment to becoming more inclusive and demonstrating that in our actions and results.

Creating a workplace that is safe, supportive and inclusive attracts talent and helps ensure our current talent stays and grows at ForgeRock.

Compensation, Benefits and Wellness

ForgeRock provides robust compensation, global benefits and wellness programs that help support the varying needs of our employees. In addition to market-competitive base pay, short-term incentives and long-term equity incentives, our total rewards program includes comprehensive employee benefits and a variety of other health and wellness resources. We are committed to fair compensation and opportunity in our workplace. We have a pay for performance framework, including market reference range scale for compensation, and an always-on performance evaluation and feedback system. Wellness is embedded in our benefits and the employee engagements we design. The overall health and safety of each of our employees is imperative. It is important with the evolving landscape of hybrid work.

In addition, we are intentional in our approach to supporting the mental well-being of our people. Our value of “Balance Matters” encourages our people to take the time to ensure both professional and personal commitments get the attention they require. We have hosted mental and emotional health workshops and speaking events as well as provide mental health resources and access to support throughout our locations.

Future of Work

ForgeRock has a mission to enable our customers to simply and safely access the connected world. Those two sentiments, simple and safe, are at the center of our launch into a new way of working. Our beliefs and strategies are helping us shape the vision around the future of work at ForgeRock. Since the pandemic began, we have used a data driven approach to determine how we would ensure the health and safety of our people while continuing to deliver for our customers and partners. Our employees have adapted incredibly well to the changing work environment with many team members on-boarding during the COVID-19 pandemic. We embrace a level of flexibility as it relates to how and where we do our work.

We know that work styles and preferences are different for everyone. Similar to our business philosophy and how we serve our customers, we do not apply a one-size-fits-all approach to how we work. We believe work is what you do, not where you do it. We are flexible and balance the needs of our people while also working to accommodate individual work preferences and supporting the health, safety and wellness of our people.

Growth and Development

One of our values is “Grow and Learn” and for that we continue to invest resources to develop talent and actively foster a learning culture where employees are empowered to grow personally and professionally. We offer new employee induction/onboarding and training programs to prepare our employees for career growth and individual development. We know that managers play an important role in how our employees feel about their work and their impact and the potential for growth. For that reason we are investing in the capabilities of our leaders through enablement sessions, coaching and external thought leadership.

Corporate Information

We were formed in October 2009 as ForgeRock AS under the laws of Norway. In February 2012, we underwent a reorganization and incorporated as ForgeRock, Inc. under the laws of the state of Delaware. Our principal executive offices are located at 201 Mission Street, Suite 2900, San Francisco, California 94105, and our telephone number is (415) 599-1100. Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “FORG.”

Available Information

Our website is located at www.forgerock.com, our investor relations website is located at investors.forgerock.com, and our blog is located at www.forgerock.com/blog. We have used, and intend to continue to use, our investor relations website, our blog, press releases, public conference calls and webcasts to disclose material non-public information and to comply with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website after we file them with the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on the Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, financial condition, and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, and results of operations could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, and results of operations.
Risk Factor Summary
The material risks that may affect our business, financial condition or results of operations include, but are not limited to, those relating to the following:

Risks Related to Our Business and Industry
•We have a history of losses, and we expect to incur losses for the foreseeable future.
•We may not continue to grow on pace with historical rates.
•We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
•If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
•We have a limited operating history, which makes it difficult to predict our future results of operations.
•If we fail to innovate in response to rapid technological change, evolving industry standards, and changing customer needs, requirements or preferences, our business, financial condition, and results of operations could be adversely affected.
•If we are unable to efficiently acquire new customers, retain our existing customers or expand the level of adoption of our platform with our existing customers, our business, financial condition, and results of operations could be adversely affected.
•Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.
•If our solutions have or are perceived to have defects, errors, or vulnerabilities, or if we otherwise fail or are perceived to fail to provide secure and frictionless user experiences, our brand and reputation could be harmed, which could adversely affect our business, financial condition, and results of operations.
•If we or our third-party service providers experience a security breach or incident that allows, or is perceived to allow, unauthorized access to our platform or our customers’ data, our reputation, business, financial condition, and results of operations could be adversely affected.

Risks Related to Our Dependence on Third Parties

•If we are unable to build and maintain successful relationships with our partners, our business, financial condition and results of operations could be adversely affected.
•Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our platform.
•Certain estimates and information that we refer to publicly are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data, and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.

Risks Related to Our Intellectual Property

•We use open source software in our platform and offerings, which could negatively affect our ability to offer our platform and expose us to litigation or other actions.
•If we fail to adequately obtain, maintain, defend, protect, or enforce our intellectual property or proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate less revenue, and incur costly litigation.

•If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.
•If we are subject to a claim that we infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, our business, financial condition or results of operations could be adversely affected.

Risks Related to Our Legal and Regulatory Environment

•Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
•We are subject to stringent laws, rules, and regulations regarding privacy, data protection and information security. Any actual or perceived failure by us to comply with such laws, rules, and regulations, the privacy or security provisions of our privacy policy, our contracts or other legal or regulatory requirements could result in proceedings, actions, or penalties against us and materially adversely affect our business.

Risks Related to Ownership of Our Class A Common Stock

•We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
•The dual-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock (or options or other securities convertible into or exercisable for our capital stock) prior to the completion of our initial public offering, which will limit your ability to influence the outcome of important transactions, including a change in control.

Risks Related to Our Business and Industry
We have a history of losses, and we expect to incur losses in the future.
We have incurred net losses in each year since our inception, including net losses of $47.8 million, $41.8 million and $36.9 million in 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of $263.8 million and $216.1 million, respectively. We expect to continue to incur net losses in the future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to continue to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we transition and develop as a public company, we may incur additional legal, accounting, and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
We may not continue to grow on pace with historical rates.
We have experienced rapid growth in recent periods, and we may not sustain our current growth rates. Our ARR increased to $183 million as of December 31, 2021 from $136 million as of December 31, 2020, and our revenue increased to $176.9 million in 2021 from $127.6 million in 2020. However, you should not rely on our key business metrics or results of operations for any previous quarterly or annual period (or the growth rate relating to such metrics or results) as any indication of future growth rates or operating results. In particular, our revenue growth rate and ARR has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. In future periods, our revenue growth and ARR could slow or our revenue could decline for a number of reasons, including slowing demand for or adoption of our platform and offerings, increasing competition, any failure to gain or retain customers or partners, a decrease in the growth of our overall market, changes to technology or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, our revenue growth rate and ARR may experience increased volatility due to global societal and economic disruption, including the COVID-19 pandemic and the ongoing geopolitical tensions related to Russia’s actions in Ukraine. As a result, our past financial performance should not be considered indicative of our future performance. If our revenue growth rate and ARR declines, investors’ perceptions of our business and the market price of our common stock could be adversely affected. Additionally, our ARR does not adjust for the timing impact of revenue recognition for specific performance obligations identified within a contract. Therefore, our ARR growth in any given period may not result in a similar growth rate for revenue. Our revenue is also affected by the overall growth in our business and changes in our revenue mix of self-managed subscriptions and SaaS subscriptions. As a result, our year-over-year growth rates for total revenue may not be comparable due to changes in our revenue mix.

We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
The identity and access management market is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. We face competition from (1) legacy providers such as CA Technologies, IBM and Oracle, (2) cloud-only providers such as Okta, (3) companies that provide a subset of functionality across identity, access and governance such as Okta, Ping, and SailPoint, and (4) homegrown solutions that are designed to solve a limited identity use case. We also compete with other companies that offer a broad array of IT solutions that compete in our market.
With the continued increase in merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a significant likelihood that we will compete with other large technology companies in the future. For example, other technology companies could acquire or develop an identity and access management or digital identity platform that competes directly with our platform. These companies have significant name recognition, considerable resources and existing IT infrastructures and powerful economies of scale and scope, which allow them to rapidly develop and deploy new solutions. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as greater name recognition and brand awareness, longer operating histories, larger customer bases, larger sales and marketing budgets and resources, broader distribution and established relationships with partners and customers, greater professional services and customer support resources, greater resources to make acquisitions and enter into strategic partnerships, lower labor and research and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources. Certain of our competitors may also have greater ease of implementation of their products with customers in our market, as well as flexibility, scale, and breadth of integration points.
In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products they offer or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our offerings, including through selling at zero or negative margins, product bundling or closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Our larger competitors often have broader product lines and market focus and are less susceptible to downturns in a particular market. Our competitors may also seek to repurpose their existing offerings to provide identity solutions with subscription models. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. Further, industry trends, such as the migration to cloud and the transition to Zero Trust, could give competitors an advantage in the market if they are better positioned to address such industry trends. Additionally, start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our solutions or solution packages.
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
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth, and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Our employee headcount grew to 786 as of December 31, 2021 from 680 as of December 31, 2020. Employee growth has occurred both at our headquarters and in a number of locations across the United States and internationally. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture.

Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including market acceptance of our platform and offerings, intense competition, and our ability to manage our costs and operating expenses. We must continue to improve and expand our IT and financial infrastructure, operating, and administrative systems and relationships with various partners and other third parties. Additionally, we currently have international operations in Canada, France, Germany, Norway, Sweden, the United Kingdom, Australia, New Zealand, and Singapore, and we may continue to expand our international operations in these jurisdictions or other countries in the future. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, research and development, sales and marketing, administrative, financial, and other resources. If we are unable to manage our continued growth successfully, our business, financial condition, and results of operations could suffer. In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our account management, customer service and other personnel, and our network of partners, to provide personalized account management and customer service. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, financial condition, and results of operations could be adversely affected.
We have a limited operating history, which makes it difficult to predict our future results of operations.
We were formed in 2009 and we have since frequently expanded our platform features and offerings and evolved our pricing methodologies. Our limited operating history and evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:
•accurately forecast our revenue and plan our expenses;
•increase the number of new customers and retain and expand relationships with existing customers;
•successfully introduce new offerings and services;
•successfully compete with current and future competitors;
•successfully expand our business in existing markets and enter new markets and geographies;
•anticipate and respond to macroeconomic and technological changes and changes in the markets in which we operate;
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
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected. Additionally, we recently launched our SaaS offering, and it is in the early stages of customer adoption. Our SaaS offering may prove to be difficult to scale, or encounter other difficulties and such difficulties could cause our results of operations to differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.

If we fail to innovate in response to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences, our business, financial condition, and results of operations could be adversely affected.
The identity and access management market is characterized by rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to anticipate, adapt, and respond effectively to these changes on a timely and cost-effective basis. In addition, as our customers’ technologies and business plans grow more complex, we expect them to face new and increasing challenges. Our customers require that our platform effectively identify and respond to these challenges without disrupting the performance of our customers’ IT systems or interrupting their business operations. As a result, we must continually modify and improve our offerings in response to changes in our customers’ IT infrastructures and operational needs or end-user preferences. The success of any enhancement to our existing offerings or the deployment of new offerings depends on several factors, including the timely completion and market acceptance of our enhancements or new offerings. Any enhancement to our existing offerings or new offerings that we develop and introduce involves significant commitment of time and resources and is subject to a number of risks and challenges including:
•ensuring the timely release of new offerings, features and platform enhancements;
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
If we are not successful in managing these risks and challenges, or if our new offerings, platform upgrades and services are not competitive or do not achieve market acceptance, our business, financial condition, and results of operations could be adversely affected.
If we are unable to efficiently acquire new customers, retain our existing customers or expand the level of adoption of our platform with our existing customers, our business, financial condition, and results of operations could be adversely affected.
To continue to grow our business, it is important that we continue to acquire new customers. Our success in adding new customers depends on numerous factors, including our ability to (1) offer a compelling identity and access management platform and effective offerings, (2) execute our sales and marketing strategy, (3) attract, effectively train and retain new sales, marketing, professional services and support personnel, (4) develop or expand relationships with partners, (5) expand into new geographies and vertical markets, (6) deploy our platform or offerings for new customers, (7) provide quality customer support once deployed, (8) effectively manage and forecast our customer count, and (9) expand our use cases for our existing customers.
It is important to our continued growth that we retain our existing customers. Our customers have no obligation to renew their subscription agreements, and our customers may decide not to renew these agreements with a similar contract period, at the same prices and terms or with the same or a greater number of identities, or at all. Our customer retention or our customers’ use of our platform and services may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and offerings, our customer support and professional services, our prices and pricing plans, the competitiveness of other identity and access management offerings and services, reductions in our customers’ spending levels, user adoption of our platform and offerings, deployment success, utilization rates by our customers, new releases, and changes to our platform or offerings. Additionally, new consolidations, acquisitions, alliances or cooperative relationships involving one or more of our customers may lead such customers not to renew their existing subscriptions with us.
Our ability to increase revenue also depends in part on our ability to increase the number of identities managed by our platform and sell more use cases or offerings to our existing and new customers. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing our offerings and using our platform and the existing offerings they have implemented, their ability to integrate our offerings with existing technologies and our pricing model. As we expand our market reach, we may experience difficulties in gaining traction and raising awareness among potential customers regarding the critical role that our offerings play in securing their businesses and we may face more competitive pressure in such markets. Additionally, our existing customers may delay or fail to pay us under our commercial agreements. Our dollar- based net retention rate may fluctuate from period to period and is dependent upon new ARR and renewals from existing customers, of which new ARR is impacted by the mix of new ARR from existing and new customers in any given period. We cannot accurately predict our renewals and dollar-based net retention rate given the diversity of our customer base, the size of our industry, and geography. Our renewals and dollar-based net retention rate may decline or fluctuate as a result of a number of factors, many of which are outside our control, including the business strength or weakness of our customers, customer usage, the ability of our customers to quickly integrate our products into their businesses, the ability of our customers to continually find new uses for our products within their businesses, and customer satisfaction with our products, platform capabilities, and customer support.
If we are unable to successfully acquire new customers, retain our existing customers or expand sales to existing customers, our business, financial condition, and results of operations could be adversely affected.
Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.
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
•the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;
•pricing pressure as a result of competition or otherwise;
•seasonal buying patterns for IT spending;
•changes in remaining performance obligations (“RPO”) due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter or average contract term, all of which may impact implied growth rates;
•errors in our forecasting of the demand for our offerings, which could lead to lower than projected revenue, increased costs or both;
•increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•security breaches or incidents impacting, technical difficulties with or interruptions to, the delivery and use of our platform and offerings;
•our ability to comply with laws, rules, regulations, industry standards, contractual obligations, and other legal requirements relating to privacy, data protection and information security, including the GDPR, and the California Consumer Privacy Act, or CCPA;
•costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•our ability to effectively obtain, maintain, protect, defend, and enforce our intellectual property rights;
•credit, liquidity, financial or other difficulties confronting our channel partners;
•adverse litigation judgments, settlements of litigation and other disputes or other litigation-related or dispute-related costs;

•the impact of new accounting pronouncements and associated system implementations;
•changes in the legislative or regulatory environment;
•fluctuations in foreign currency exchange rates;
•expenses related to real estate, including our office leases, and other fixed expenses; and
•general economic conditions in domestic or international markets, including the economic impact of inflation, the COVID-19 pandemic and other geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions.
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
The variability and unpredictability of our quarterly results of operations or key business metrics could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline, and we could face costly lawsuits, including securities class action suits.
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

Companies are increasingly subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft, fraud, misconduct or misuse, password spraying, phishing, social engineering attacks and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on GCP or other cloud services), internal networks, our customers’ systems, and the information that they store and process. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks, in particular, as the frequency and sophistication of cyberattacks increases. For example, cybersecurity researchers anticipate an increase in cyberattack activity in connection with Russia’s activities in Ukraine. If any of our customers experiences a cyberattack while using our platform or offerings, or believes that this has occurred, such customer could be disappointed with our platform, regardless of whether our offerings or services were implicated in failing to prevent such attack. Real or perceived security breaches of, or security incidents impacting, our customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, and other customer relations issues, and our business, financial condition, and results of operations could be adversely affected.
If we or our third-party service providers experience a security breach or incident that allows, or is perceived to allow, unauthorized access to our platform or our customers’ data, our reputation, business, financial condition, and results of operations could be adversely affected.
As a provider of identity and security solutions, we pose an attractive target for cyber attacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized access or activity and prevent or minimize security breaches and incidents, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks and other security breaches and incidents. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, and we and they may face difficulties or delays in identifying or otherwise responding to any potential security breach or incident. Additionally, our remediation efforts and other response to any potential security breach or incident may not be successful or timely.
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

Our customers’ use of ForgeRock to access business systems and store data concerning, among other things, their employees, contractors, partners and customers is essential to their use of our platform, which collects, uses, stores, transmits, and otherwise processes customers’ proprietary information and personal data. If a security breach or incident impacting customer data or systems on our platform were to occur, as a result of third-party action, technology limitations, employee or contractor error, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data or systems was disrupted, or if this was perceived to have occurred, we could face claims, demands, and litigation by, and incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, could face regulatory or governmental investigations, inquiries, or other proceedings, and our platform may be perceived as less desirable, any of which could negatively affect our business and damage our reputation. Further, and notwithstanding any contractual rights or remedies we may have, because we do not control our third-party service providers, including their security measures and the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss.

In addition, security breaches or incidents impacting our platform, including from ransomware, could result in a risk of loss or unauthorized disclosure of critical information, including personal data, or the denial of access to this information, which, in turn, could lead to enforcement actions, litigation, regulatory or governmental audits, investigations, inquiries, or other proceedings and possible significant liability, and increased requests by individuals regarding their personal data. Actual or perceived security breaches and incidents could also damage our relationships with and ability to attract customers and partners, and trigger service availability, indemnification, and other contractual obligations. Security breaches and incidents may also cause us to incur significant investigation, mitigation, remediation, notification and other expenses, including necessitating that we put in place additional measures designed to prevent further security breaches or incidents. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by security breaches and incidents. Furthermore, as a provider of identity and security solutions, any such breach or incident, including a breach of our customers’ systems, could compromise systems secured by our products, creating system disruptions, or slowdowns and exploiting security vulnerabilities of our or our customers’ systems, and the information stored on our or our customers’ systems could be improperly accessed, publicly disclosed, altered, lost, stolen, or otherwise processed, which could result in a loss of intellectual property and subject us to claims, demands, and litigation from private parties, as well as regulatory or governmental investigations and other proceedings, fines, penalties, and other liabilities, harm to our reputation and market position, and financial harm. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred in these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition, and results of operations. We also cannot ensure that any limitations of liability provisions in our customer agreements, contracts with third-party service providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim.

Any breach or incident, or any perceived breach or incident, of our systems, our customers’ systems, or other systems or networks secured by our products, whether or not any such breach or incident is due to a vulnerability in our platform, may also undermine confidence in our platform or our industry and result in damage to our reputation and brand, negative publicity, loss of partners, customers and sales, increased costs to remedy any problem, costly litigation, and other liability. In addition, a breach or violation of the security measures of one of our partners could result in the exfiltration of confidential corporate information or other data that may provide additional avenues of attack, and if a high profile security breach or incident occurs with respect to a comparable identity and access management provider, our customers and potential customers may lose trust in identity and access management providers generally, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could negatively impact market acceptance of our platform and our business, financial condition, and results of operations could be adversely affected.
The global COVID-19 pandemic has harmed and could continue to harm our business, financial condition, and results of operations.
The ongoing COVID-19 pandemic and efforts to mitigate its impact have significantly curtailed the movement of people, goods and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused societal and economic disruption and financial market volatility, resulting in business shutdowns, and reduced business activity. We believe that the COVID-19 pandemic has had a modest negative impact on our business and results of operations, primarily as a result of:
•for certain enterprises, delaying or pausing digital transformation and expansion projects and negatively impacting IT spending, which has caused some potential customers to delay or forgo purchases of subscriptions for our platform and services and some existing customers to fail to renew subscriptions, reduce their usage or fail to expand their usage of our platform due to the COVID-19 pandemic’s impact on their business;
•restricting our sales operations and marketing efforts, reducing the effectiveness of such efforts in some cases and delaying or lengthening our sales cycles; and
•delaying the delivery of professional services and training to our customers.
The COVID-19 pandemic may cause us to continue to experience the foregoing challenges in our business in the future and could have other effects on our business, including disrupting our ability to develop new offerings and enhance existing offerings, market, and sell our products and conduct business activities generally.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, our customers and the communities in which we operate, and we may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and third-party service providers. In particular, governmental authorities have previously instituted shelter-in-place policies or other restrictions in many jurisdictions in which we operate, including in the San Francisco Bay Area where our headquarters are located, which policies required most of our employees to work remotely. We expect to take a measured and careful approach to have employees returning to offices and travel for business. These precautionary measures and policies could negatively impact product innovation and development and employee and organizational productivity, training, and collaboration, or otherwise disrupt our business operations. The further continuation of working remotely may expose us to increased risks of security breaches or incidents. We may need to enhance the security of our platform and offerings, our data, and our internal IT infrastructure, which may require additional resources and may not be successful.
In addition, the COVID-19 pandemic has disrupted and may continue to disrupt the operations of our customers and partners, particularly our customers in industries, including travel and entertainment, that have been especially impacted by the pandemic. Other disruptions or potential disruptions resulting from the COVID-19 pandemic include restrictions on our personnel and the personnel of our partners to travel and access customers for training, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact our business, financial condition, and results of operations. The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the outbreak, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets and the extent and effectiveness of the development and distribution of vaccines and other actions taken throughout the world to contain the virus or treat its impact. A further extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, financial condition, and results of operations, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We recognize a substantially all of our revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales may not be immediately reflected in our results of operations.
In 2021, 97% of our revenue was subscription revenue. We recognize revenue from the non-license element of subscriptions and support and maintenance ratably over the term of the subscription or support and maintenance agreements with our customers, which is generally one to three years. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into in prior periods. Consequently, the full impact of a decline in new sales or renewals in any one period may not be immediately reflected in our results of operations for such period. Accordingly, the effect of significant downturns in sales and market acceptance of and demand for our platform and changes in our rate of renewals may not be fully reflected in our results of operations until future periods.
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
•announcements or planned introductions of new offerings, features or functionality by our competitors or of new offerings, features or functionality by us; and
•evolving functionality demands.
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
We generated 52% of our revenue outside the United States in both 2021 and 2020, respectively. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful.
Additionally, our international sales and operations are subject to a number of risks, including the following:
•unexpected costs and errors in the localization of our platform, including translation into foreign languages and adaptation for local practices and regulatory requirements;
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
•difficulties in managing and staffing international operations, including compliance with differing employer-employee relationships and local employment laws;
•political, economic and social instability, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by Russia in response to such sanctions), armed conflict, or terrorist activities;
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
In the past, we have at times adjusted our prices either for individual customers in connection with long- term agreements or for a particular offering. We expect that we may need to change our pricing in future periods. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively in each respective geographic region. In addition, if our mix of offerings changes, then we may need to, or choose to, revise our pricing model. If we do not optimally price our platform and offerings and manage risks related to changing our prices or pricing model, our business, financial condition, and results of operations could be adversely affected.
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
Errors, failures, vulnerabilities or bugs may occur in our platform, especially when updates are deployed or new platform offerings and functionalities are rolled out. Our platform is often used in connection with large- scale computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors or failures of products, or other aspects of the computing environment into which our platform is deployed. In addition, deployment of our platform into complicated, large-scale computing environments may expose errors, failures, vulnerabilities or bugs in our platform. Any such errors, failures, vulnerabilities or bugs may be difficult to detect and may not be found until after they are deployed to our customers. Further, our platform and offerings operate in conjunction with, and we are dependent upon, numerous third-party products and components. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. If there is a security vulnerability, error, or other bug in one of these third-party products or components and if there is a security exploit targeting them, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position. More generally, real or perceived errors, failures, vulnerabilities or bugs in our platform, or delays in or difficulties implementing our platform releases, could result in negative publicity, or corruption of, or unauthorized access to, customer data, loss of or delay in market acceptance of our platform, a decrease in customer satisfaction, confidence or adoption rates, delayed product introductions, compromised ability to protect the data (including personal data) of our customers and our data and intellectual property, an inability to provide some or all of our services, loss of competitive position, or claims by customers for losses sustained by them, all of which could adversely affect our business, financial condition, and results of operations. Such errors, bugs, vulnerabilities or defects could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities.
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
The adverse effects of any service interruptions on our reputation and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers expect continuous and uninterrupted access to our offerings and have a low tolerance for interruptions of any duration. Since our customers rely on our offerings to provide and secure access to their IT infrastructures and to support customer- facing applications, any outage on our platform would impair the ability of our customers to operate their businesses, which would negatively impact our brand, reputation and customer satisfaction. Additionally, our insurance policies may be insufficient to cover a claim made against us by any customers affected by any disruptions, outages, or other performance or infrastructure problems.
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
Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent us from efficiently providing access to our platform. We also rely on third-party computer systems, broadband and other communications systems and service providers in connection with providing access to our platform generally. Any interruptions, outages or delays in our systems and infrastructure, our business or third parties, or deterioration in the performance of these systems and infrastructure, could impair our ability to provide access to our platform. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, other natural disasters, acts of war (including Russia’s actions in Ukraine) or terrorism and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, including personal data, and could prevent us from providing access to our platform. While we have backup systems for certain aspects of these operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could harm our business, financial condition, and results of operations.
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
We believe that our corporate culture has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested substantial time and resources in building our team and we expect to continue to hire as we expand, including with respect to our international operations. As we transition and grow as a public company and grow internationally, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively execute on our business strategy.

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
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training or motivating qualified personnel to fulfill our current or future needs. Competitors for technical talent increasingly seek to hire our employees, and the increased availability of work-from-home arrangements, accelerated by the COVID-19 pandemic, has both intensified and expanded competition while also reducing regional salary differences. In addition, changes in immigration policies may further limit the pool of available talent and impair our ability to recruit and hire technical and professional talent. We have intensified our efforts to recruit and retain talent. These efforts have increased our expenses, and they may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management and may divert our resources. To help attract, retain, and motivate qualified employees, we use share-based awards, such as RSUs, and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our share-based awards. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees can be weakened, which could harm our results of operations. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition, and results of operations could be adversely affected.
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
Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process. We may have to pay cash, incur debt or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
In September 2021, we entered into our Amended and Restated Loan Agreement (as defined herein) that provides for senior secured credit consisting of term loans. As of December 31, 2021, the aggregate principal amount of our outstanding indebtedness under our Amended and Restated Loan Agreement was $40.0 million and no further amounts are available to be drawn at this time. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
If we are unable to repay or otherwise refinance our indebtedness when due, or if any other event of default is not cured or waived, the applicable lenders could accelerate our outstanding obligations or proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the agreements governing our amended and restated term loan facility or the exercise by the applicable lenders of their rights under the security documents could have a material and adverse effect on our business.

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
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend on, among other things, our development efforts, business plans and operating performance, and the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition, and results of operations could be adversely affected. In September 2021, we entered into our Amended and Restated Loan Agreement, which provides for term loans, and we must adhere to the covenants contained therein.
Our results of operations may be adversely affected by changes in accounting principles applicable to us.
US GAAP is subject to interpretation by the Financial Accounting Standards Board, the “FASB”, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, could have a significant effect on our reported results of operations. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Sarbanes-Oxley Act, and the listing standards of  the New York Stock Exchange (“NYSE”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any further international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition, and results of operations, and could cause a decline in the market price of our common stock.
Our business could be adversely affected by economic downturns.
Prolonged economic uncertainties or downturns could adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, could cause a decrease in corporate spending on digital identity offerings in general and negatively affect the growth of our business.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any unforeseen public health crises, such as the COVID-19 pandemic, political crises, such as terrorist attacks, war and other political instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by Russia in response to such sanctions, or other catastrophic events, whether in the United States or abroad, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third- party providers’ abilities could result in decreased demand for our platform or a delay in the provision of our platform, which would adversely affect our business, financial condition, and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.
Risks Related to Our Dependence on Third Parties
If we are unable to build and maintain successful relationships with our partners, our business, financial condition and results of operations could be adversely affected.
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
Any claim of infringement, misappropriation or other violation, regardless of its merit or our defenses, could:
•require costly litigation to resolve or the payment of substantial damages, ongoing royalty payments, or other significant amounts to settle such disputes;
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data privacy, security and protection laws and regulations, intellectual property, employment and labor laws, workplace safety, consumer protection laws, anti- bribery laws, import and export controls, immigration laws, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:
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
Other state legislatures are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business, and many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. Laws in all 50 states require businesses to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state or international laws or regulations relating to privacy, data protection or information security, our ability to successfully operate our business and pursue our business goals could be harmed. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations may require us to modify our data processing practices and policies, and could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Internationally, many jurisdictions have established their own legal frameworks governing privacy, data protection, and information security with which we may need to comply. For example, the European Union has adopted the GDPR, which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects about how their personal data is to be used, imposes limitations on retention of information, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area (the “EEA”), including the United States. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EEA to the United States, called the EU-U.S. Privacy Shield, but the EU-U.S. Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU, or CJEU. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. The standard contractual clauses issued by the European Commission for the transfer of personal data (the “SCCs”), a potential alternative to the EU-U.S. Privacy Shield, also have been drawn into question for use under certain circumstances, and regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the SCCs. In its July 2020 decision invalidating the EU-U.S. Privacy Shield, the CJEU imposed additional obligations on companies when relying on the SCCs to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the EEA and Switzerland to the U.S. On June 4, 2021, the European Commission published new SCCs that are required to be implemented, and it remains to be seen whether additional means for lawful data transfers will become available. The revised SCCs, recommendations and opinions of regulators, and other developments relating to cross-border data transfer, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland, which may increase compliance and related costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition, and results of operations. Fines for noncompliance with the GDPR are significant and can be up to the greater of €20 million or 4% of annual global turnover. The GDPR also provides that EU member states may introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately having an adverse impact on our business, financial condition, and results of operations.

Further, the United Kingdom’s exit from the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. Following the expiry of transitional arrangements agreed to between the United Kingdom and European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom’s Data Protection Act 2018), which authorizes significant fines, up to the greater of £17.5 million or 4% of global turnover, and exposes us to two parallel regimes and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Furthermore, there exists the potential over time for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, or the UK SCCs, to support personal data transfers out of the United Kingdom. If approved by the United Kingdom Parliament, the UK SCCs will become effective March 21, 2022, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data of United Kingdom data subjects. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. Additionally, many jurisdictions outside the United States, EEA, and United Kingdom in which we have operations or for which such jurisdictions’ laws or regulations may apply to us or our operations, including Canada, Australia, New Zealand, and Singapore, maintain laws and regulations relating to privacy, data protection, and information security that provide for extensive obligations in connection with the use, collection, protection, and processing of personal data. Many of these legal regimes provide for substantial fines, penalties, or other consequences for noncompliance. We may be required to implement new measures or policies, or change our existing policies and measures or the features of our platform, in an effort to comply with U.S. and international laws, rules, and regulations relating to privacy, data protection and information security, which may require us to expend substantial financial and other resources and which may otherwise be difficult to undertake.
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
A portion of our revenue is generated from sales to governmental entities, and we have made, and may continue to make, investments to support future sales opportunities in the government sector. We estimate that we generated approximately 19% of our revenue from sales to government entities in 2021 and 16% in each of 2020 and 2019. Government demand for our platform and offerings could be impacted by budgetary cycles, and there may be governmental certification requirements for our platform. Further, we may be subject to audits and investigations regarding our governmental contracts, and any violations could result in penalties and sanctions, including termination of the contract, refunding or forfeiting payments, fines and suspension or disbarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing, termination rights tied to funding availability, or are otherwise time consuming and expensive to satisfy. Government entities may also have statutory, contractual, or other legal rights to terminate contracts with our partners for convenience, for lack of funding, or due to a default, and any such termination may adversely impact our results of operations. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet such special standards, the additional costs associated with providing our platform and offerings to government entities could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our platform to them and to grow or maintain our customer base. If we are unable to manage the risks related to contracting with government entities, our business, financial condition, and results of operations could be adversely affected.
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
While the E.U.-UK Trade and Cooperation Agreement was agreed on December 24, 2020 and ratified by the UK Parliament on December 30, 2020 shortly before the transition period ended on December 31, 2020, the ongoing impact of both Brexit and the E.U.-UK Trade and Cooperation Agreement, is unclear how these will impact economic conditions in the United Kingdom as well as global financial markets.
While the European Union Withdrawal Act retains relevant E.U. law as domestic UK law and the E.U.-UK Trade and Cooperation Agreement extended the transition period specifically for data transfers (the adequacy bridge), Brexit has nonetheless created uncertainty with regard to the regulation of data protection, immigration and taxation, among other issues, in the United Kingdom. For example, it is unclear how Brexit will affect how data transfers to and from the United Kingdom will be regulated in the future.
The uncertainty that Brexit has caused may result in new regulatory challenges or increased costs to our United Kingdom and global operations, all of which could adversely affect our business, financial condition, and results of operations.
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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organization for Economic Co-operation and Development, or OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the allocation of revenues to market jurisdiction based on customer jurisdiction rather than physical presence of the provider and ensure a minimal level of taxation, respectively. Further, certain countries have implemented or are considering implementing measures such as a digital services tax, or a minimum tax on gross income. Recently, the U.S. House of Representatives has proposed legislation that, if enacted, could materially impact our U.S. tax liability in future years. These measures and corresponding tariffs in response to such measures create additional tax liabilities and uncertainty. As a result, we may have to pay higher taxes in countries where such rules are applicable.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits and interest deduction carryover, to offset its post-change income may be limited. Any ownership change in the future could result in increased future tax liability. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The impact of any limitations that may be imposed due to such ownership changes has not been determined.
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

We may face exposure to foreign currency exchange rate fluctuations.

Today, approximately half of our customer contracts are denominated in U.S. dollars. Over time, however, an increasing portion of our international customer contracts may be denominated in local currencies. In addition, the majority of our international costs are denominated in local currencies. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 84.2% of the combined voting power of our Class A common stock and Class B common stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of (i) the 7th anniversary of the filing and effectiveness of our amended and restated certificate of incorporation, (ii) when the outstanding shares of our Class B common stock represent less than 5% of the combined voting power of our outstanding Class A common stock and Class B common stock, and (iii) the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
•increased inflation throughout the economy, which is often accompanied by higher interest rates;
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

As this lock-up restriction ends, if our stockholders sell, or if the market perceives that our stockholders intend to sell, a substantial number of shares of our Class A common stock in the public market, the market price of our Class A common stock could decline and our ability to raise capital through the sale of additional equity securities could be impaired. While our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into agreements with us containing market standoff provisions or lock-up agreements with the underwriters of our initial public offering, sales, short sales or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the market price of our Class A common stock. Further, record holders of our securities are typically the parties to the lock-up agreements, while holders of beneficial interests in our shares who are not also record holders in respect of such shares are not typically subject to any such agreements or other similar restrictions. Accordingly, we believe that holders of beneficial interests who are not record holders and are not bound by lock-up agreements could enter into transactions with respect to those beneficial interests that negatively impact the market price of our Class A common stock. In addition, to the extent an equity holder does not comply with the terms of a market standoff provision or a lock-up agreement, such equity holder may be able to sell, short sell, transfer, hedge, pledge or otherwise dispose of or attempt to sell, short sell, transfer, hedge, pledge or otherwise dispose of, their equity interests, which could negatively impact the market price of our Class A common stock.

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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are in San Francisco, California, where we lease approximately 16,000 square feet of office space as of December 31, 2021. We also have domestic offices in Texas and Washington and international offices in France, Norway, United Kingdom and Singapore.

We lease all of our facilities. We believe that our facilities are adequate for our current needs and anticipate that suitable additional space will be readily available to accommodate any foreseeable expansion of our operations.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material and adverse effect on our business, financial condition or results of operations. Future litigation may be necessary to defend ourselves, our partners and our customers, to determine the scope, enforceability, and validity of third-party intellectual property or proprietary rights or to establish and protect our intellectual property or proprietary rights. The results of any current or future litigation cannot be predicted with certainty and there can be no assurances that favorable outcomes will be obtained, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management attention and resources and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Common Stock
Our Class A common stock, $0.001 par value per share, began trading on the NYSE under the symbol “FORG” on September 15, 2021. Prior to that time, there was no public market for our Class A common stock. Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of December 31, 2021, we had 126 holders of record of our Class A common stock and 155 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held by banks, brokers, other financial institutions and other nominees.
Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, as amended (the “A&R Loan Agreement”).
Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Stock Performance Graph
The following performance graph and related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing. The following graph and related information shows a comparison of the cumulative total return for our common stock, Standard & Poor’s 500 Index (“S&P 500 Index”) and Standard & Poor’s 500 Information Technology Index (“S&P 500 IT Index”) between September 16, 2021 (the date our common stock commenced trading on the NYSE) through December 31, 2021. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering

On September 20, 2021, we closed our IPO in which we sold 12,650,000 shares of Class A common stock at a public offering price of $25.00 per share, including 1,650,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. We received net proceeds of $289.7 million, after deducting underwriting discounts and commissions of $21.3 million and offering expenses paid by us of approximately $6.0 million, net of reimbursements. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259016 ), which was declared effective by the SEC on September 15, 2021. The representatives of the several underwriters of the IPO were Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 17, 2021 pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

None.
Item 6. Reserved
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal years ended December 31, 2021 and 2020 are referred to herein as 2021 and 2020, respectively. We have omitted the financial results for the fiscal year ended December 31, 2019 where it would be redundant to the discussion previously included in Part II, Item 7 of our final prospectus filed with the SEC on September 17, 2021, which discussion is hereby incorporated by reference herein.
Overview
Our vision is a world where you never log in again.
We help make the digital economy possible. ForgeRock supports billions of identities to help people simply and safely access the connected world—from shopping and banking to accessing company networks to get their work done. We make this possible through a unified and extensive identity platform to enable enterprises to provide exceptional digital user experiences without compromising security and privacy. This allows enterprises to deepen their relationships with customers and increase the productivity of their workforce and partners, while at the same time providing better security and regulatory compliance.
Our platform is purpose-built for the enterprise and provides mission-critical capabilities, including performance and scale, rich identity functionality, deployment flexibility, and extensive integration and interoperability. Our platform includes a full suite of identity functionality across CIAM, AM, and IGA and a differentiated identity object modeling approach that supports all identity types. We enable enterprises to rapidly integrate and secure thousands of applications across types, deployments, and operating environments such as SaaS, mobile, microservices, web, and legacy, running in public and private cloud, and on-premise. Together, these deep capabilities enable us to provide enterprises with a single view of all their identities in one unified platform and position us as a leader in digital identity for the enterprise market.
We Generate Substantially All of Our Revenue From Subscriptions
Our revenue includes recurring revenue from term licenses, SaaS, and maintenance and support which we refer to as our subscription revenue. We now generate substantially all of our revenue from the sale of subscriptions, which accounted for 97% , 96% and 88% of our total revenue in 2021, 2020 and 2019, respectively. We have significantly reduced our percentage of revenue from perpetual licenses from 1% to 1% and 8% in 2021, 2020 and 2019, respectively. The remainder of our revenue is from professional services, which represented 3%, 3%, and 5% of our revenue in 2021, 2020 and 2019, respectively. We enable our customers to choose how they want to deploy our software in their heterogeneous environments, including self-managed environments such as public and private cloud environments, and through our Software-as-a-Service (SaaS) offering, ForgeRock Identity Cloud, or a combination of both. Our subscription contracts are typically non-cancelable and non-refundable, and are largely billed annually upfront. Our weighted average new subscription term in 2021 was 26 months. Our pricing is based on the deployment method (SaaS or self-managed), products purchased, identity type (consumer, workforce, or IoT and services), and number of identities managed.
We Focus on Global Enterprises and Large Organizations, Who are Prioritizing Investments in Identity
Our go-to-market strategy is primarily focused on selling to large global enterprises, who are consistently investing in identity as a top priority. We focus our sales efforts on decision makers with a purview across the enterprise such as Chief Information Officers, or CIOs, Chief Information Security Officers, or CISOs, Chief Digital Officers, or CDOs, and Chief Technology Officers, or CTOs. We are also increasing our focus on line-of-business owners and developers as core stakeholders. We have been operating globally since our founding and 47% of our revenue in 2021 was generated from customers located in Europe, the Middle East and Africa, or EMEA, and the Asia-Pacific, or APAC, region, demonstrating the global demand for our offerings. Our customers are based in more than 50 countries and across a diverse set of industries such as financial services, public sector, technology, telecom and media, medical, services, retail, and manufacturing. Many of our customers are recognized as leaders in their respective industries or public sectors.

Our Go-to-Market Strategy is Driven by Close Collaboration Between Our Sales and Marketing Organizations and Our Partners
We primarily sell subscriptions through our direct sales teams located in geographic regions near our customers. Our sales and marketing organizations work closely to attract and drive awareness and engagement with prospective customers to help them understand our leadership in identity and our product differentiation, and to convert prospects into customers. Our marketing organization engages with prospective customers across physical and digital channels and provides them with solution guides, whitepapers, webinars, presentations, and other content to accelerate their understanding of our platform and drive greater adoption. We are highly focused on embracing and supporting our customers with the implementation of and utilization of our platform through dedicated customer success managers.
We also have a strong network of strategic global channel partners that both source and influence opportunities for us —providing leverage and execution capabilities across the globe. These strategic global channel partnerships not only provide us with a significant source of lead generation but also a global network of certified and trained implementation professionals. Our alliances, including global strategic consulting firms and global systems integrators, or GSIs, such as Accenture, Deloitte, and PwC, often promote our platform as part of large-scale digital transformation projects they drive by identifying opportunities in which our platform can help accelerate business initiatives and improve user experience. We also partner with leading regional consulting firms and implementation partners. These highly-skilled regional partners not only provide subject-matter expertise in the implementation of specific use cases, but they also act as an extension of our direct sales force by identifying and referring opportunities to us.
Our Customer Base Includes Many of the World’s Leading Brands
Our global customer base includes direct and indirect customers, of which direct customers are those we contract with directly (whether sourced by us or through a partner or reseller), and indirect customers include customers that receive the benefit of using components of our software by contracting with certain third parties, such as resellers, system integrators, managed service providers, or other channel partners, as well as with original equipment manufacturers, or OEMs.
We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. As of December 31, 2021, 2020 and 2019, we had 394, 327 and 275 large customers with $100,000 of ARR or greater, respectively, representing 90%, 86% and 81% of our total ARR as of such dates. No single customer accounted for more than 10% of our total revenue or 3% of our total ARR in 2021, 2020 and 2019.
We Have a Robust Land & Expand Model Enabled in Part by Our Flexible Purchasing Options
The breadth of our platform enables many entry points for new customers, and we enable them to purchase one or more product modules for their initial deployment and expand into new modules for additional functionality over time. We believe there is a significant opportunity for revenue expansion across our customer base as our customers increase the number of identities managed through our platform, expand across consumer, workforce and IoT and services use cases, subscribe to additional product offerings, and expand into additional deployments, such as our SaaS offering.

Our Business Has Experienced Strong Growth

We have experienced strong growth from a combination of internal drivers and external drivers. Internal drivers include the continuous innovation of our platform, resulting in new technology, products and deployment offerings, a loyal customer base that continues to increase their spend with us over time, and the acquisition of new customers. For example, we have developed and released our SaaS offering (ForgeRock Identity Cloud), Autonomous Identity and Governance in the past two years and both new and existing customers have adopted these offerings. Our effective go-to-market model has also been a driver of our growth, aided by recent leadership recognition by industry analysts. We believe external drivers such as the increasing importance of identity to enterprises, identity being a key enabler of digital transformation, the growing cyber threat landscape and constantly evolving regulatory and compliance requirements are also driving our growth.

In 2021 and 2020 our ARR was $183.1 million and $135.9 million, respectively, representing a year-over-year growth rate of 35%. We generate substantially all of our revenue from subscriptions, with 97% of our total revenue coming from subscriptions in both 2021 and 2020. In 2021 and 2020 our total revenue was $176.9 million and $127.6 million, respectively, representing a year-over-year growth rate of 39%. In the same periods, we incurred net losses of $47.8 million and $41.8 million, respectively.

Impact of COVID-19
The ongoing COVID-19 pandemic and efforts to mitigate its impact have significantly curtailed the movement of people, goods and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused societal and economic disruption and financial market volatility, resulting in business shutdowns and reduced business activity. We believe that the COVID-19 pandemic has had a modest negative impact on our business, financial condition, and results of operations, primarily as a result of:
•for certain enterprises, delaying or pausing digital transformation and expansion projects and negatively impacting IT spending, which has caused some potential customers to delay or forgo purchases of subscriptions for our platform and services and some existing customers to fail to renew subscriptions, reduce their usage or fail to expand their usage of our platform due to the COVID-19 pandemic’s impact on their business;
•restricting our sales operations and marketing efforts, reducing the effectiveness of such efforts in some cases and delaying or lengthening our sales cycles; and
•delaying the delivery of professional services and training to our customers.
The COVID-19 pandemic may cause us to continue to experience the foregoing challenges in our business in the future and could have other effects on our business, including disrupting our ability to develop new offerings and enhance existing offerings, market and sell our products and conduct business activities generally.
In the longer term, we expect some positive impacts on our business as a result of the COVID-19 pandemic. We believe the COVID-19 pandemic has accelerated the trend of enterprises pursuing digital transformation initiatives in order to remain competitive, with identity being a key enabler of such transformation. Further, the COVID-19 pandemic has led to a rapid expansion of digital identities, as more consumer transactions are being undertaken over the internet and more employees are working remotely. We believe that these impacts of the COVID-19 pandemic will benefit our business in the future.
The COVID-19 pandemic has also driven some temporary cost savings to our business. We have experienced slower growth in certain operating expenses due to reduced business-related travel, deferred hiring for some positions and the cancellation of in-person customer and employee events. We do not yet have visibility into the full impact that the COVID-19 pandemic will have on our future business or results of operations, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, we cannot reasonably estimate the impact on our future financial condition, results of operations or cash flows. See the Item 1A. “Risk Factors” for more information regarding risks related to the COVID-19 pandemic.
Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
Acquiring New Customers
Our results of operations and growth depends in part on our ability to attract new customers and we believe there is a significant opportunity to grow our customer base. To date, we have primarily relied on our marketing efforts, direct sales, channel partners and alliances, industry recognition and referrals to attract new customers. While we believe we have a significant market opportunity and an effective go-to-market strategy to win new customers, we will need to continue to invest in partner and alliance leverage, digital marketing, and expand into new markets and new customer segments to maintain or accelerate our customer growth.
Expanding Usage by Existing Customers
Our business depends, in part, on the degree to which our land-and-expand strategy is successful. Our customers often initially adopt our platform for a specific use case, such as consumer identity, and subsequently increase their adoption as they realize the benefits and flexibility of our platform. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate, which we consider an indicator of our ability to retain and expand revenue from existing customers over time. We continue to invest in our customer success efforts to help our customers realize the full potential of our platform and expand their usage of our platform over time.

Innovating and Advancing Our Platform
We intend to continue to invest in our research and development to extend the capabilities of our digital identity platform. Our investments in research and development drive core technology innovation and bring new products to market. We intend to continue to enhance our platform by developing new products and expanding the functionality of existing products to maintain our technology leadership. For example, since the beginning of 2019, we released ForgeRock Identity Governance, ForgeRock Identity Cloud, and Autonomous Identity. We have also strengthened our Trust Network of ecosystem partners that bring leading-edge authentication, biometrics, digital identity proofing, risk management, and other complementary technologies.
Expanding Strategic Partnerships and Alliances
Our growth depends in part on our ability to expand our strategic partnerships. We have four types of strategic alliances and partners: (1) GSIs and implementation partners, (2) OEM partners or customers who utilize components of our platform to deliver services, (3) strategic partners such as Google Cloud where ForgeRock is a premier partner for digital identity, and (4) Trust Network partners who provide complementary technologies that plug into our platform. Our partners help source and support relationships with new and existing customers, as well as provide technology and go-to-market benefits. We believe we have a meaningful opportunity to increase our revenue through strategic partners and our growth depends in part on the strength of these partnerships.
Mix of Multi-Year Subscription Licenses and SaaS, and Seasonality
Subscription term licenses are often deployed by our customers in public cloud environments such as AWS, GCP, or Azure. Under ASC 606, for self-managed term-based subscription licenses, we recognize approximately half of the total contract value of the portion upfront as license revenue, with the remainder attributable to maintenance and support that is recognized ratably over the license term. If the total contract value of our subscription term licenses increases as a percentage of total contract value of all our subscriptions, more revenue would be recognized upfront.
For our SaaS offering, the ForgeRock Identity Cloud, 100% of revenue is recognized ratably over the subscription term. If the total contract value of our SaaS subscriptions increases as a percentage of total contract value of all our subscriptions, less revenue would be recognized upfront.
For the reasons stated above, our revenue is affected by the overall growth in our business and changes in our revenue mix of self-managed subscriptions and SaaS subscriptions. As a result, our year-over-year growth rates for total revenue may not be comparable due to changes in revenue mix.
We also experience seasonality in our business which could continue to affect our financial results.
Key Business Metrics
Annual Recurring Revenue (ARR)
We believe that ARR is a key metric to measure our business performance because it is driven by our ability to acquire new customers and to maintain and expand our relationship with existing customers. We define ARR as the annualized value of all contractual subscription agreements as of the end of the period. To the extent that we are negotiating a renewal with a customer after the expiration of the subscription, we continue to include that revenue in ARR if we are actively in discussion with such an organization for a new subscription or renewal, or until such organization notifies us that it is not renewing its subscription. We perform this calculation on an individual customer basis by dividing the total dollar amount of the customer’s contract by the total contract term stated in months and multiplying this amount by 12 to annualize. Calculated ARR for each individual customer is then aggregated to arrive at total ARR.
ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations computed and/or disclosed in accordance with GAAP and is not intended to be combined with or to replace any of those items. Specifically, ARR, as calculated under the definition herein, does not adjust for the timing impact of revenue recognition for specific performance obligations identified within a contract. ARR is not a forecast and the active contracts at the date used in calculating ARR may or may not be extended by our customers.

The following chart sets forth our ARR as of the end of our last two years:

	As of December 31,		Change
	2021	2020	Amount	Percent
	(dollars in thousands)
ARR	$183,100	$135,900	$47,200	35%

Dollar-Based Net Retention Rate
Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with customers. An important way in which we track our performance in this area is by measuring the dollar-based net retention rate. We calculate our dollar-based net retention rate by first identifying customers, or the Base Customers, in a particular quarter, or the Base Quarter. We then divide the ARR in the same quarter of the subsequent year attributable to the Base Customers, or the Comparison Quarter, by the ARR attributable to those Base Customers in the Base Quarter. Our dollar-based net retention rate captures any increase or decrease in ARR from the Base Customers from the Base Quarter to the Comparison Quarter. We expand our relationships with customers as they purchase more identities, add more use cases across consumer, workforce, and IoT and services, subscribe to additional product offerings, and add additional deployment options such as our SaaS offering. Our ARR for new customers in 2021 on average exceeded $200,000.
The following table sets forth our dollar-based net retention rate as of the end of our last two years:

	December 31,
	2021	2020	Change

Dollar-Based Net Retention Rate	112%	115%	(3)%

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
The following table sets forth our large customers as of the end of our last two years:

	As of December 31,		Change
	2021	2020	Amount	Percent

Large Customers	394	325	69	21%

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures are useful to investors in evaluating our operating performance and liquidity. We use non-GAAP financial measures to understand and evaluate our core operating performance and trends, to prepare our annual budget, to monitor and assess our liquidity, and to develop short-term and long-term operating plans. We believe that the non-GAAP financial measures we review are each a useful measure to us and to our investors because they provide consistency and comparability with our past performance and between periods, as these metrics generally eliminate the effects of the variability of certain charges and expenses that may not reflect our overall operating performance and liquidity. We believe that non-GAAP financial measures, when taken collectively with GAAP financial information, can be helpful to us and to investors because it provides consistency and comparability with past performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude expenses that are required by GAAP to be recorded in our consolidated financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by our management about which expenses are excluded or included in determining these non-GAAP financial measures. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
Gross profit is defined as GAAP revenue less cost of revenue and gross margin is GAAP gross profit as a percentage of total revenue. We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted to exclude stock-based compensation.
A reconciliation of Non-GAAP gross profit to GAAP gross profit, and non-GAAP gross margin to GAAP gross margin, is as follows:

	Year ended December 31,
	2021	2020
	(dollars in thousands)
Gross Profit	$144,005	$106,306
Add:
Stock-based compensation expense included in cost of revenue	617	166
Non-GAAP gross profit	$144,622	$106,472
Gross margin	81%	83%
Non-GAAP gross margin	82%	83%
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
A reconciliation of non-GAAP operating loss and non-GAAP operating margin to GAAP operating loss and GAAP operating margin, the most directly comparable GAAP measures, is as follows:

	Year ended December 31,
	2021	2020
	(dollars in thousands)
Operating loss	$(28,441)	$(32,092)
Add:
Stock-based compensation expense	10,666	6,184
Restructuring and impairment charges	—	632
Non-GAAP operating loss	$(17,775)	$(25,276)
Operating margin	(16)%	(25)%
Non-GAAP operating margin	(10)%	(20)%

Adjusted EBITDA
We define Adjusted EBITDA as operating loss before tax, adjusted for depreciation, stock-based compensation expense and restructuring and impairment charges.
A reconciliation of Adjusted EBITDA to operating loss, the most directly comparable GAAP measure, is as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Operating loss	$(28,441)	$(32,092)
Depreciation	1,061	1,155
Stock-based compensation expense	10,666	6,184
Restructuring and impairment charges	—	632
Adjusted EBITDA	$(16,714)	$(24,121)
Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less/(plus) cash used for purchases of property and equipment.
A reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, is as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(36,783)	$(29,594)
Less:
Purchases of property and equipment	(1,113)	(854)
Free cash flow	$(37,896)	$(30,448)
Net cash used in investing activities	$(244,446)	$(846)
Net cash provided by financing activities	$310,512	$101,151
Cash paid for interest	$3,629	$3,914
Components of Results of Operations
Revenue
We derive revenue primarily from subscriptions and, to a lesser extent, professional services and perpetual licenses.
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
Perpetual licenses. We also sell perpetual licenses to our self-managed solutions. Revenue from our perpetual licenses is recognized when the software is delivered or made available to the customer. Perpetual license revenue increased by $0.5 million, or 38%, in 2021 compared to 2020. In both 2021 and 2020, revenue from perpetual licenses represented 1% of our total revenue. We do not expect perpetual license revenue to be material in future periods.
Subscriptions and perpetual licenses revenue represented 97% of our total revenue in both 2021 and 2020. Subscriptions revenue represented 99% of our subscriptions and perpetual licenses revenue in both 2021 and 2020. We expect that substantially all our revenue will be generated from subscriptions for the foreseeable future. Our subscriptions revenue may fluctuate due to the timing and relative mix between revenue from subscription term licenses and subscription SaaS, support & maintenance. Over time, we expect a greater percentage of our subscriptions and perpetual licenses revenue will come from our ForgeRock Identity Cloud offering. This will have a negative impact on our near-term revenue growth as SaaS subscription revenue is recognized ratably.
Professional services. Professional services consist primarily of fees from professional services provided to our customers and partners to configure and optimize the use of our solutions, as well as training services related to the configuration and operation of our solutions. Our professional services are generally priced on a time and materials or fixed package basis, which is generally invoiced upfront. Revenue from professional services is recognized as the service hours are used or milestones are achieved. Revenue from our training services is recognized on the date the services are complete.
Revenue from professional services represented 3% of our total revenue in both 2021 and 2020. We expect our professional services revenue to increase in absolute dollars as our business continues to grow, but we expect professional services revenue to fluctuate as a percentage of total revenue over time.
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

Cost of Revenue
Subscriptions and perpetual licenses. Subscriptions and perpetual licenses cost of revenue consists of personnel costs, including salaries, bonuses, and benefits, as well as stock-based compensation, for employees associated with our subscription offerings and customer support, allocated overhead costs, and third-party costs, including cloud infrastructure costs and other expenses directly associated with our customer support. We expect our subscriptions and perpetual licenses cost of revenue to increase in absolute dollars to the extent our subscriptions revenue increases. As a percentage of revenue, we expect subscriptions and perpetual licenses cost of revenue to increase as a percentage of total revenue in the near term as we grow our SaaS subscription business, but to decrease as a percentage of our total revenue over the long term as our SaaS subscription revenue grows.
Professional services. Professional services cost of revenue consists of personnel costs, including salaries, bonuses and benefits, as well as stock-based compensation, for employees associated with our professional services and training services, allocated overhead costs, and third-party costs, including other costs directly associated with our professional services and training services. We expect our professional services cost of revenue to increase in absolute dollars as our business continues to grow. As a percentage of revenue, we expect professional services cost of revenue to fluctuate over time as we continue to invest in our growth. The cost of providing professional services has historically been higher than the associated revenue we generate, as we use professional services to help drive customer success and increased subscriptions and perpetual licenses revenue.
Gross Profit and Gross Margin
Gross profit (revenue less cost of revenue) and gross margin (gross profit as a percentage of total revenue) have been and will continue to be affected by various factors, including the timing of our acquisition of new customers and the renewal of and expansion of sales to existing customers, the mix between revenue from subscription term licenses and subscription SaaS, support & maintenance, the costs associated with operating our platform, the extent to which we expand our customer support team, and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. We expect our gross profit to increase in absolute dollars as total revenue increases but our gross margin to decrease as we invest further in our cloud-based infrastructure to support our subscription SaaS offering. We expect subscriptions and perpetual licenses cost of revenue to increase consistently with the growth in our subscriptions and perpetual licenses revenue, although our gross margin could fluctuate from period-to-period.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes, stock-based compensation expense and, with regard to sales and marketing expenses, sales commissions.
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
Sales and marketing. Sales and marketing expenses primarily consist of personnel costs, costs of general marketing and promotional activities, travel-related expenses, and overhead. Certain sales commissions earned by our sales force on subscription contracts are deferred and amortized over the period of benefit, which is generally four to five years. We expect to continue to invest in our sales force domestically and internationally, as well as in our channel relationships. We expect our sales and marketing expenses to increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future. However, we expect our sales and marketing expenses will decrease as a percentage of total revenue over the long term, although they may fluctuate as a percentage of total revenue from period-to-period depending on the timing of expenses.
General and administrative. General and administrative expenses consist primarily of personnel costs associated with our executive, human resource, legal, facilities, accounting and finance, information security, and information technology departments. In addition, general and administrative expenses include third-party professional fees and overhead.
We expect that our general and administrative expenses will increase in absolute dollars as our business grows. We also expect to incur additional general and administrative expenses as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, including regarding internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and increased expenses for insurance, investor relations and professional services. However, we expect that our general and administrative expenses will decrease as a percentage of total revenue over the long term, although they may fluctuate as a percentage of total revenue from period-to-period depending on the timing of expenses.
Interest and other expense, net

Interest expense. Interest expense consists primarily of interest payments, accrual of end of term balloon payment on our outstanding borrowings under our A&R Loan Agreement and the amortization of associated deferred financing costs. See “Liquidity and Capital Resources” for additional information.
Other income (expense), net. Other income (expense), net primarily consists of gains and losses from foreign currency transactions denominated in a currency other than the functional currency, fair value changes on a preferred stock tranche option and warrants, and interest income. We expect our exposure to fluctuations in foreign currencies to continue as we expand our business internationally.
Provision For (Benefit From) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Year ended December 31,
	2021	2020
	(in thousands)
Revenue:
Subscription term licenses	$84,611	$64,318
Subscription SaaS, support & maintenance	85,434	57,833
Perpetual licenses	1,695	1,225
Total subscriptions and perpetual licenses	171,740	123,376
Professional services	5,193	4,258
Total revenue	176,933	127,634
Cost of revenue:
Subscriptions and perpetual licenses	17,535	12,249
Professional services	15,393	9,079
Total cost of revenue(1)	32,928	21,328
Gross profit	144,005	106,306
Operating expenses:
Research and development(1)	43,497	35,901
Sales and marketing(1)	88,620	75,768
General and administrative(1)	40,329	26,729
Total operating expenses	172,446	138,398
Operating loss	(28,441)	(32,092)
Foreign currency gain (loss)	(3,819)	3,064
Fair value adjustment on warrants and preferred stock tranche option	(10,068)	(7,344)
Interest expense	(4,516)	(4,512)
Other, net	(40)	(345)
Interest and other expense, net	(18,443)	(9,137)
Loss before income taxes	(46,884)	(41,229)
Provision for (benefit from) income taxes	884	565
Net loss	$(47,768)	$(41,794)
(1) Includes stock-based compensation expense as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Cost of revenue	$617	$166
Research and development	1,924	1,307
Sales and marketing	3,495	1,794
General and administrative	4,630	2,917
Total stock-based compensation	$10,666	$6,184

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Year ended December 31,
	2021	2020
Revenue:
Subscription term licenses	48%	50%
Subscription SaaS, support & maintenance	48%	46%
Perpetual licenses	1%	1%
Total subscriptions and perpetual licenses	97%	97%
Professional services	3%	3%
Total revenue	100%	100%
Cost of revenue:
Subscriptions and perpetual licenses	10%	10%
Professional services	9%	7%
Total cost of revenue	19%	17%
Gross profit	81%	83%
Operating expenses:
Research and development	25%	28%
Sales and marketing	50%	59%
General and administrative	23%	21%
Total operating expenses	98%	108%
Operating loss	(17)%	(25)%
Foreign currency gain (loss)	(2)%	2%
Fair value adjustment on warrants and preferred stock tranche option	(6)%	(6)%
Interest expense	(3)%	(4)%
Other, net	—%	—%
Interest and other expense, net	(11)%	(8)%
Loss before income taxes	(28)%	(33)%
Provision for (benefit from) income taxes	—%	—%
Net loss	(28)%	(33)%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue	Year ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Subscription term licenses	$84,611	$64,318	$20,293	32%
Subscription SaaS, support & maintenance	85,434	57,833	27,601	48%
Perpetual licenses	1,695	1,225	470	38%
Total subscriptions and perpetual licenses	171,740	123,376	48,364	39%
Professional services	5,193	4,258	935	22%
Total revenue	$176,933	$127,634	$49,299	39%
Total revenue increased by $49.3 million, or 39%, in 2021 compared to 2020.

Subscriptions and perpetual licenses revenue increased by $48.4 million, or 39%, in 2021 compared to 2020. Subscription term licenses revenue increased by $20.3 million or 32% in 2021 compared to 2020. Subscription SaaS, support & maintenance revenue increased by $27.6 million or 48% in 2021 compared to 2020. The increases in subscription term licenses and subscription SaaS, support & maintenance revenue were driven by the addition of new customers as well as an increase in identities, use cases, product modules, and deployments from existing customers. Support and maintenance increased due to the steady growth of the installment base. SaaS, support and maintenance revenue increased due to the steady growth of the installment base, as well as the increased adoption of our SaaS offerings.
Professional services revenue increased by $0.9 million, or 22%, in 2021 compared to 2020. There was an increase in the service activity for cloud onboarding and self-managed software in 2021 compared to the prior year.
Cost of Revenue, Gross Profit and Gross Margin

	Year ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Cost of Revenue
Subscriptions and perpetual licenses	$17,535	$12,249	$5,286	43%
Professional services	15,393	9,079	6,314	70%
Total cost of revenue	$32,928	$21,328	$11,600	54%
Gross Margin
Subscriptions and perpetual licenses	90%	90%
Professional services	(196)%	(113)%
Total Gross Margin	81%	83%
Cost of revenue increased by $11.6 million, or 54%, in 2021 compared to 2020. Subscriptions and perpetual licenses cost of revenue increased by $5.3 million, or 43%, in 2021 compared to 2020, primarily due to a $4.0 million increase in headcount and related personnel costs to support the growth of our offerings, ongoing maintenance for our expanding customer base and our investment in cloud infrastructure costs for our ForgeRock Identity Cloud offering and a $0.5 million increase in royalty expenses. Professional services cost of revenue increased by $6.3 million, or 70%, in 2021 compared to 2020, primarily due to an increase of $5.9 million of contractor costs and allocated overhead costs as we invest further for anticipated growth.
Gross margin for subscriptions and perpetual licenses was 90% in both 2021 and 2020. While our gross margins for subscription and perpetual licenses revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale. Gross margin for professional services decreased to (196)% in 2021 from (113)% in 2020. The decrease in gross margin for professional services was due to investments to increase our professional services capacity to support the anticipated growth in new customers.

Operating Expenses	Year ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Operating Expenses
Research and development	$43,497	$35,901	$7,596	21%
Sales and marketing	88,620	75,768	12,852	17%
General and administrative	40,329	26,729	13,600	51%
Total operating expenses	$172,446	$138,398	$34,048	25%
Research and development. Research and development expenses increased $7.6 million, or 21%, in 2021 compared to 2020. The increase was primarily due to an increase of $5.8 million in personnel costs related to higher headcount to support our continued research and development efforts in enhancing our offerings. Other increases include a $1.3 million increase in IT outsourcing costs, including AWS and Google, related to our cloud strategy, and a $1.5 million increase in professional fees, partially offset by a $0.4 million decrease in facility costs.

Sales and marketing. Sales and marketing expenses increased $12.9 million, or 17%, in 2021 compared to 2020. The increase was primarily due to an increase of $11.0 million in personnel costs related to the expansion of our sales force and our marketing department. Personnel costs also increased due to an increase in stock-based compensation expense with the introduction of Employee Stock Purchase Plan (“ESPP”) and restricted stock units (RSUs) in the last quarter of 2021. Additionally, there was also a $1.6 million increase in marketing costs such as Google advertising and sales demonstrations as we increase awareness campaigns. Advertising costs were $6.7 million and $5.5 million for the years ended December 31, 2021 and 2020, respectively.
General and administrative. General and administrative expenses increased $13.6 million, or 51%, in 2021 compared to 2020. The increase was primarily due to an increase of $7.5 million in personnel costs due to a higher headcount and an increase in stock-based compensation expense with the introduction of ESPP and RSUs in the last quarter of 2021. There was also a $4.8 million increase in third-party professional fees, insurance and related costs of becoming a public company and a $0.9 million increase in software costs.
Interest and other expense, net

	Year ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Interest and other expense, net
Foreign currency (loss) gain	$(3,819)	$3,064	$(6,883)	(225)%
Fair value adjustment on warrants and preferred stock tranche option	(10,068)	(7,344)	(2,724)	37%
Interest expense	(4,516)	(4,512)	(4)	—%
Other, net	(40)	(345)	305	(89)%
Total Interest and other expense, net	$(18,443)	$(9,137)	$(9,306)	102%
Interest and other expense, net, increased $9.3 million, or 102%, in 2021 compared to 2020.
We recorded a net foreign currency loss of $3.8 million in 2021 compared to a net foreign currency gain of $3.1 million in 2020, primarily due to fluctuations in foreign currency remeasurement on intercompany balances denominated in Norwegian krone, Euros and the British pound. On September, 30, 2021, we reclassified certain intercompany balances considered long-term in nature. Accordingly, foreign currency remeasurement gains and losses related to these balances are being reported in the accumulated other comprehensive income in stockholders’ equity (deficit) on the consolidated balance sheet effective October 1, 2021.
In 2021, we recorded fair value mark-to-market adjustments of $4.2 million, compared to $6.1 million in 2020 relating to a preferred stock tranche option to purchase Series E-1 preferred shares held by one of our Series E preferred stock investors totaling $20.0 million. The option was exercised in April 2021. In addition, the outstanding preferred stock warrants fair value increased by $5.9 million in 2021, compared to $1.2 million in 2020 due to mark-to-market adjustments on these instruments reflecting the increase in the value of ForgeRock. The warrants were subsequently exercised in September 2021.
Interest expense remained relatively flat in 2021 by comparison to 2020 driven by the impact of recognizing a full year of interest expense in 2021 on additional borrowings of $10.0 million made in April 2020 offset by lower interest rates on the debt when the agreement was amended, effective October 1, 2021.
Provision For Income Taxes
In 2021, we recorded a provision for income taxes of $0.9 million. In 2020, we recorded a provision for income taxes of $0.6 million. In 2021 and 2020, the federal statutory income tax rate of 21% differs from the effective tax rate primarily due to the valuation allowance against related deferred taxes. Our valuation allowance was $65.4 million and $47.0 million as of December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources
As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments of $369.8 million, which were held for working capital purposes. In September 2021 and April 2021, we received $295.7 million and $20.0 million, respectively, of net cash proceeds from the IPO and exercise of a preferred stock tranche option that was exercised by one of our investors. Our cash equivalents were comprised primarily of money market funds and our short-term investments were comprised of marketable securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
Prior to the IPO, we had funded our operations and capital expenditures primarily through equity issuances, debt instruments and cash generated from our operations. We believe our existing cash, cash equivalents, short-term investments and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months following the date of this report. We use our cash for a variety of needs, including but not limited to ongoing investments in our business, strategic acquisitions, capital expenditures, investment in our infrastructure, including non-cancellable purchase commitments, and debt repayment obligations. Our future capital requirements will depend on many factors, including our licenses growth rate, licenses renewal activity, billing frequency, the timing and extent of spending required to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, the continuing market adoption of our platform and further investment in general and administrative functions to meet the compliance requirements of being a public company. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our business, financial condition, and results of operations.
In September 2021, we executed an amendment to the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, or the amended “A&R Loan Agreement”. The amended A&R Loan Agreement became effective once the registration statement in connection with the initial public offering was declared effective on September 16, 2021. The key provisions of the amendment include: (1) a covenant requiring the maintenance of a $20.0 million cash balance, (2) change in the interest rate for outstanding term loan to be eight percent (8.00%) per annum on the existing loans, (3) extension of the maturity dates by twenty-four months, (4) change in the prepayment penalties and (5) and a change in the prepayment premium. The principal will be due at the end of the term of the respective advance. As of December 31, 2021, the balance outstanding under our term loan facility was $40.0 million and is included in long-term debt on our consolidated balance sheet.
All of our obligations under our term loan facility are guaranteed by ForgeRock US, Inc. and ForgeRock Limited and, subject to certain exceptions, secured by a security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge.
A significant majority of our customers pay in advance for their subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2021, we had deferred revenue of $75.4 million, of which $67.2 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, information technology operations and marketing events. Total noncancelable purchase commitments as of December 31, 2021 were approximately $60.3 million for the years through December 31, 2024.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(36,783)	$(29,594)
Cash used in investing activities	(244,446)	(846)
Cash provided by financing activities	310,512	101,151
Effects of changes in foreign currency exchange rates on cash and cash equivalents	(888)	546
Net increase in cash and cash equivalents and restricted cash	$28,395	$71,257
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

During the twelve months ended December 31, 2021 cash used in operating activities was $36.8 million primarily due to our net loss of $47.8 million and net cash outflows of $31.3 million used in our operating assets and liabilities. Non-cash charges primarily consisted of amortization of deferred commissions of $14.0 million driven by the timing of revenue recognition, and stock-based compensation of $10.7 million. The primary drivers of the changes in operating assets and liabilities related to a change in deferred commissions of $23.3 million driven by the timing of commission payments, a $10.5 million change in contract and other non-current assets due to the issuance of invoices and timing of revenue recognition, a $20.7 million change in accounts receivable and a $10.9 million change in accrued expenses and other liabilities due to the timing of cash disbursements.
During the twelve months ended December 31, 2020, cash used in operating activities was $29.6 million primarily due to our net loss of $41.8 million, adjusted for net cash outflows of $13.7 million used in our operating assets and liabilities. Non-cash charges primarily consisted of a foreign currency remeasurement loss of $3.1 million, amortization of deferred commissions of $13.4 million and stock- based compensation of $6.2 million. The primary drivers of the changes in operating assets and liabilities related to a change in deferred revenue of $5.3 million due to the timing of collection of payment from our customers, partially offset by a change in deferred commissions of $18.0 million driven by the timing of commission payments.

Investing activities
Net cash used in investing activities during the twelve months ended December 31, 2021 of $244.4 million was primarily attributable to purchases of short term investments of $277.1 million, purchases of property and equipment of $1.1 million, and partially offset by sales and maturities of short term investments of $1.9 million.
Net cash used in investing activities during the twelve months ended December 31, 2020 of $0.8 million was attributable to the purchase of available for sale securities of $3.0 million and purchases of property and equipment of $0.9 million, offset by sales of available for sale securities of $3.0 million.

Financing activities
Cash provided by financing activities during the twelve months ended December 31, 2021 was $310.5 million primarily as a result of proceeds consisting of $295.7 million of aggregate net proceeds from our IPO, net of underwriting discounts and commissions and offering costs paid, the issuance of Series E-1 convertible preferred stock of $20.0 million and proceeds from the exercise of employee stock options of $4.9 million partially offset by $3.9 million employee payroll taxes paid for net shares settlement of restricted stock units on IPO.
Cash provided by financing activities during the twelve months ended December 31, 2020 was $101.2 million, primarily as a result of proceeds from the issuance of Series E redeemable convertible preferred stock of $93.5 million, proceeds from the issuance of debt of $9.9 million and partially offset by repurchases of common stock from employees of $2.3 million.

JOBS Act Accounting Election
We are an emerging growth company pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The JOBS Act also permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period until we are no longer an emerging growth company or until we choose to affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies. See “Risk Factors” — We are an ‘emerging growth company’ and we expect to elect to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.
Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more detailed information regarding our significant accounting policies.
Revenue Recognition
We recognize revenue under ASC 606. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to a customer. The amount of revenue recognized reflects the consideration that we expected to be entitled to receive in exchange for these goods or services. We recognize revenue from contracts with customers using the five-step method described in Note 2 of the notes to our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K for more detailed information regarding our significant accounting policies.
We recognize revenue when we satisfy a performance obligation by transferring control of our product or service to a customer. We identify performance obligations in a contract based on the goods and services that will be transferred to the customer. Those goods or services must (i) be capable of being distinct, so the customer can benefit from a good or service either on its own or together with readily available resources (either from third parties or from us) and (ii) be distinct in the context of the contract, where the transfer of control is separately identifiable from other promises in the contract. Our performance obligations are and can include the following deliverables: licenses, SaaS, support & maintenance, and professional services. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price, or SSP.

The SSP is determined based on the prices at which we separately sell our products and services, assuming the majority of these separate transactions fall within a pricing range. In instances where SSP is not directly observable, such as when we do not sell the software license or the maintenance and support separately, we determine the SSP using information that may include market conditions and other observable inputs that can require significant judgment. We have determined that our pricing for subscription term licenses and SaaS is highly variable and therefore allocates the transaction price to those performance obligations using the residual approach. Estimates of SSP could change over time based on changes in our pricing practices or other factors. The evaluation is made annually with any changes made prospectively by maximizing all observable inputs.
Revenue from our subscription term licenses is recognized when the software is delivered or made available to the customer. Subscription SaaS, support & maintenance revenue is recognized over the contract term as services are delivered. The changes in our pricing or the market conditions considered in determining SSP of our performance obligations between point-in-time license and over-time maintenance performance obligations could affect the timing and amount of revenue recognized.

Deferred Revenue and Sales Commissions
Deferred revenue consists of customer billings in advance of revenue being recognized. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent in the consolidated balance sheets.
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts and additional sales to existing customers are deferred and recorded in deferred commissions, current and noncurrent in the consolidated balance sheets. Deferred commissions are amortized consistent with the pattern of revenue recognition for each performance obligation for contracts for which the commissions paid were earned. Commissions paid for the ratable performance obligation in the initial acquisition of a contract are amortized over the estimated period of benefit.

We had total deferred commissions on our balance sheet of $24.1 million and $14.7 million as of December 31, 2021 and 2020, respectively. We amortized deferred commissions of $14.0 million and $13.4 million in our consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively. If we were to change the period in which we amortize deferred commissions such change could have a significant impact to both our consolidated statements of operations and consolidated balance sheets.

Stock-based Compensation
We account for the measurement and recognition of stock-based compensation expense in accordance with the provisions of ASC 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires compensation expense for all stock-based compensation awards made to employees, nonemployees and directors to be measured and recognized based on the grant date fair value of the awards. We recognize forfeitures as they occur.
Stock-based compensation expense for service-based awards is determined based on the grant-date fair value and is recognized on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the award. Stock-based compensation expense for awards subject to performance conditions are determined based on the grant-date fair value and is recognized on a graded vesting basis over the term of the award once it is probable that the performance conditions will be met.
Following the IPO, the Company grants equity awards under the 2021 Equity Incentive Plan four times each year, on February 20th, May 20th, August 20th and November 20th, or prior business day. The February 20, 2022 RSU grant, which includes awards to our executives, translates to an added stock-based compensation expense of approximately $23.0 million to be recognized over four years. In future periods, we expect our stock-based compensation expense to increase as a result of our existing, unrecognized share-based compensation that will be recognized as the awards vest, and as we grant additional stock-based awards to attract and retain employees.
Stock Options
The fair value of each time-based option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The model requires certain subjective assumptions as inputs, including the following:
1.Volatility: Since our common stock did not have a trading history, expected volatility was estimated based on the average of the historical volatilities of the common stock of publicly-traded entities in our peer group within our industry and with characteristics similar to us.
2.Fair value of common stock: Prior to our IPO in September 2021 when our common stock was not yet publicly traded, we estimated the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards were approved. After the IPO, we use the market closing price of our Class A common stock on the date of grant for the fair value to be used in the Black-Scholes pricing model.
After our IPO and as we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility which could materially impact our future stock-based compensation expense. As we continue to accumulate additional data related to our Class A common stock, we may have refinements to the estimates of our expected volatility and expected terms, which could materially impact our future share-based compensation expense.
Restricted Stock Units
The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. Prior to our IPO we issued 240,000 and 111,111 RSUs in 2016 and 2018, respectively. The fair value of the RSUs that are subject to vesting is recognized as a compensation expense over the requisite service or performance period, using the accelerated attribution method, once the liquidity event-related vesting condition becomes probable of being achieved. Our RSUs vest upon the satisfaction of (i) either a performance-based vesting condition or a service-based vesting condition and/or a (ii) liquidity event-related vesting condition. The service-based vesting condition is satisfied by the award holder providing services to us over a specific period. For some of our RSUs awards, the performance-based vesting condition is satisfied by our achievement of certain contracted ARR targets. On IPO we recorded a cumulative stock-based compensation expense of $0.9 million for those RSUs for which the performance-based and service-based vesting conditions had been satisfied. There were no RSU grants in 2019 and 2020.

After the IPO, we primarily grant RSUs to our employees and it is our practice to convey the grant in the form of a dollar value to the employee. To translate that dollar value to quantity of shares granted, we use the 30 day average market closing price of our Class A common stock ending on the date of grant to calculate the quantity of RSUs to be awarded. The RSU quantity granted is then multiplied by the grant date closing price of our Class A common stock to estimate the fair value. Stock-based compensation expense for the service-based awards is determined based on the grant-date fair value and is recognized on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the award.
Employee Stock Purchase Plan
The purchase rights issued under our 2021 Employee Stock Purchase Plan (the “2021 ESPP”) is based on the fair value of the awards on the date of grant. We use the market closing price of our Class A common stock on the date of grant for the fair value to be used in the Black-Scholes pricing model. This cost is recognized as an expense following the straight-line attribution method over the offering period for the purchase rights issued under the 2021 ESPP. The Company uses the Black-Scholes option pricing model to measure the fair value of the purchase rights issued under the 2021 ESPP.
Accounting for Income Taxes
Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and tax attributes such as net operating losses and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or settled. The accounting standard for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by the accounting standard as a likelihood of more than 50%) that such assets will not be realized.

A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ widely understood administrative practices and precedents. We recognize interest and penalties related to unrecognized tax benefits within income tax expense (benefit) in the consolidated statements of operations.
The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. Our accounting for deferred tax consequences represents our best estimate of those future tax consequences. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of that available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following: 1) the nature, frequency and severity of current and cumulative financial reporting losses, 2) sources of future taxable income, 3) taxable income in prior carryback years, if carryback is permitted under the tax law and 4) tax planning strategies.
The calculation of our tax liabilities involves assessing uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among the various tax jurisdictions that we operate within. In evaluating the exposure associated with various filing positions, we record estimated reserves when it is more-likely-than-not that an uncertain tax position will not be sustained upon examination by a taxing authority.
In assessing the tax benefit from an uncertain income tax position, the tax position that meets the more-likely-than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than a 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. In the past, we have estimated the value of certain intercompany transactions using a discounted cashflow approach. Significant assumptions used to estimate the fair market value include projected revenue growth and projected operating margins.
Common Stock Valuation
Prior to IPO

Given our common stock was not yet publicly traded, our board of directors established the fair value of the shares of common stock underlying our stock options. These estimates were based in part upon valuations provided by third-party valuation firms.
As there was no public market for our common stock, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the AICPA Guide. The factors considered by our board of directors in estimating the fair value of our common stock included the following:
•contemporaneous valuations performed regularly by unrelated third-party specialists;
•rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•our historical operating and financial performance;
•relevant precedent transactions involving our capital stock;
•likelihood of achieving a liquidity event, such as the consummation of an initial public offering or the sale of our company given prevailing market conditions and the nature and history of our business;
•forecasted exit prices assuming IPO event;
•market multiples of comparable companies in our industry;
•stage of development;
•industry information such as market size and growth;

•the lack of marketability of our securities because we are a private company; and
•general macroeconomic conditions.
In valuing our common stock, our board of directors determined the value using both the income and the market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on our weighted average cost of capital (“WACC”). To derive our WACC, a cost of equity was developed using the Capital Asset Pricing Model and comparable company betas, and a cost of debt was determined based on our estimated cost of borrowing. The costs of debt and equity were then weighted based on our actual capital structure. The market approach estimates value based on a comparison of our company to comparable public companies in a similar line of business. From the comparable companies, a representative market multiple was determined and subsequently applied to our financial results to estimate our enterprise value.
Application of these approaches involved the use of estimates, judgments, and assumptions that are highly complex and subjective, including those regarding our future expected revenue, expenses, cash flows, discount rates, market multiples, the selection of comparable public companies and the probability of future events. Changes in any or all of these estimates and assumptions impacted our valuations at each valuation date and could have had a material impact on the valuation of our common stock.
Prior to May 2020, the equity valuation was based on both the income and the market approach valuation methods and the Option Pricing Method, or OPM, was selected as the principal equity allocation method. Both these methods were consistent with prior valuations. For options granted starting after December 15, 2020, we have used a hybrid method to determine the fair value of our common stock. Under the hybrid method, multiple valuation approaches were used and then combined into a single probability weighted valuation. Our approaches included the use of initial public offering scenarios and a scenario assuming continued operations as a private entity.
Application of these approaches involved the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions could have impacted our valuations as of each valuation date and may have a material impact on the valuation of our common stock, warrants and preferred stock tranche option.
Post IPO

Following our IPO, we used the publicly quoted price as the fair value of our Class A common stock.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see “Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Currency Exchange Risk
Our revenues and expenses are primarily denominated in U.S. dollars, British Pounds and Euros; however, we also have significant intercompany balances denominated in the Norwegian Krone. For the years ended December 31, 2021 and 2020, we recorded a net loss of $3.8 million and a net gain of $3.1 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates have led to significant fluctuations in both our statement of operations and stockholders’ equity (deficit) balance from year to year. On September, 30, 2021, we reclassified certain intercompany balances considered long-term in nature. Accordingly, foreign currency remeasurement gains and losses related to these balances are being reported in the accumulated other comprehensive income in stockholders’ equity (deficit) on the consolidated balance sheet effective October 1, 2021. We will continue to reassess our foreign exchange exposure as we continue to grow our business globally.

At December 31, 2021, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a corresponding increase or decrease of approximately $8.1 million in our revenue for the year ended December 31, 2021.
Interest Rate Risk
We had cash and cash equivalents and short term investments of $369.8 million and $100.0 million as of December 31, 2021 and 2020, respectively. Our cash and cash equivalents are held in cash deposits, money market funds and marketable securities. As of December 31, 2021, we held $241.4 million in short term investments made up of commercial paper, asset-backed securities, corporate debt securities and U.S. government debt securities which are available-for-sale. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We did not have any short term investments as of December 31, 2020.
Our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 8. Financial Statements and Supplementary Data
FORGEROCK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ForgeRock, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ForgeRock, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2021 as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and related amendments.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
San Jose, California
March 9, 2022

FORGEROCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$128,381	$99,953
Short-term investments	241,411	—
Accounts receivable, net of allowances of $34 and $159	55,999	35,372
Contract assets	19,670	11,167
Deferred commissions	8,457	5,923
Prepaid expenses and other assets	9,787	3,802
Total current assets	463,705	156,217
Deferred commissions	15,601	8,825
Property and equipment, net	2,463	2,535
Operating lease right-of-use assets	12,626	—
Contract and other assets	2,783	817
Total assets	$497,178	$168,394
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,039	$1,370
Accrued expenses	27,375	18,444
Current portion of long-term debt	—	58
Current portion of operating lease liability	1,820	—
Deferred revenue	67,222	50,341
Other liabilities	2,258	8,818
Total current liabilities	100,714	79,031
Long-term debt	39,483	39,338
Long-term operating lease liability	11,037	—
Deferred revenue	8,172	5,162
Other liabilities	1,646	3,538
Total liabilities	161,052	127,069
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.001 par value; zero and 41,557 shares authorized at December 31, 2021 and December 31, 2020, respectively; zero and 40,843 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	231,503
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 100,000 and zero shares authorized as of December 31, 2021 and December 31, 2020, respectively; and zero shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Class A common stock; $0.001 par value; 1,000,000 and zero shares authorized as of December 31, 2021 and December 31, 2020, respectively; 28,892 and zero shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	29	—
Class B common stock; $0.001 par value; 500,000 and zero shares authorized as of December 31, 2021 and December 31, 2020, respectively; 53,761 and zero shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	54	—
Common stock; $0.001 par value; zero and 83,500 shares authorized as of December 31, 2021 and December 31, 2020, respectively; zero and 24,186 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	24
Additional paid-in capital	593,196	20,602
Accumulated other comprehensive income	6,672	5,253
Accumulated deficit	(263,825)	(216,057)
Total stockholders’ equity (deficit)	336,126	(190,178)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$497,178	$168,394
See accompanying notes to consolidated financial statements

FORGEROCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenue:
Subscription term licenses	$84,611	$64,318	$51,182
Subscription SaaS, support & maintenance	85,434	57,833	40,682
Perpetual licenses	1,695	1,225	7,884
Total subscriptions and perpetual licenses	171,740	123,376	99,748
Professional services	5,193	4,258	4,750
Total revenue	176,933	127,634	104,498
Cost of revenue:
Subscriptions and perpetual licenses	17,535	12,249	9,120
Professional services	15,393	9,079	7,912
Total cost of revenue	32,928	21,328	17,032
Gross profit	144,005	106,306	87,466
Operating expenses:
Research and development	43,497	35,901	29,636
Sales and marketing	88,620	75,768	69,559
General and administrative	40,329	26,729	25,293
Total operating expenses	172,446	138,398	124,488
Operating loss	(28,441)	(32,092)	(37,022)
Foreign currency gain (loss)	(3,819)	3,064	(140)
Fair value adjustment on warrants and preferred stock tranche option	(10,068)	(7,344)	(170)
Interest expense	(4,516)	(4,512)	(1,870)
Other, net	(40)	(345)	309
Interest and other expense, net	(18,443)	(9,137)	(1,871)
Loss before income taxes	(46,884)	(41,229)	(38,893)
Provision for (benefit from) income taxes	884	565	(1,985)
Net loss	$(47,768)	$(41,794)	$(36,908)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.14)	$(1.74)	$(1.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	41,742	23,989	23,491
See accompanying notes to consolidated financial statements

FORGEROCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended December 31,
	2021	2020	2019
Net loss	$(47,768)	$(41,794)	$(36,908)
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on available-for-sale securities	(591)	—	—
Foreign currency translation adjustment	2,010	(2,346)	(683)
Total comprehensive loss	$(46,349)	$(44,140)	$(37,591)
See accompanying notes to consolidated financial statements

FORGEROCK, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Class A and B Common Stock and Common stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	31,145,475	$139,734	23,185,391	$23	$10,528	$8,282	$(135,877)	$(117,044)
Stock-based compensation expense	—	—	—	—	3,492	—	—	3,492
Exercise of common stock options, net of repurchased shares from employees	—	—	530,642	1	640	—	—	641
Foreign currency translation adjustment	—	—	—	—	—	(683)	—	(683)
Net loss	—	—	—	—	—	—	(36,908)	(36,908)
Balances at December 31, 2019	31,145,475	139,734	23,716,033	24	14,660	7,599	(172,785)	(150,502)
Stock-based compensation expense	—	—	—	—	4,985	—	—	4,985
Series E redeemable convertible preferred stock issuance, net of issuance costs (Note 12)	9,697,144	91,769	—	—	—	—	—	—
Exercise of common stock options	—	—	780,521	1	994	—	—	995
Repurchase of shares from employees	—	—	(310,932)	(1)	(37)	—	(1,478)	(1,516)
Foreign currency translation adjustment	—	—	—	—	—	(2,346)	—	(2,346)
Net loss	—	—	—	—	—	—	(41,794)	(41,794)
Balances at December 31, 2020	40,842,619	231,503	24,185,622	24	20,602	5,253	(216,057)	(190,178)
Stock-based compensation expense	—	—	—	—	10,666	—	—	10,666
Series E-1 redeemable convertible preferred stock issuance, net of issuance costs	1,935,789	19,951	—	—	—	—	—	—
Reclassification of preferred stock tranche option liability upon issuance of Series E-1 redeemable convertible preferred stock	—	11,724	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into Class B common stock in connection with initial public offering	(42,778,408)	(263,178)	42,778,408	43	263,135	—	—	263,178
Issuance of Class A common stock upon initial public offering net of underwriting discounts, commissions and issuance costs	—	—	12,650,000	13	289,499	—	—	289,512
Issuance of Class B common stock upon exercise of warrants	—	—	344,085	1	8,272	—	—	8,273
Exercise of Class B common stock options	—	—	2,510,947	2	4,899	—	—	4,901
Class B Common stock issued upon vesting of restricted stock units, net of tax withholding	—	—	179,763	—	(3,877)	—	—	(3,877)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(591)	—	(591)
Foreign currency translation adjustment	—	—	—	—	—	2,010	—	2,010
Net loss	—	—	—	—	—	—	(47,768)	(47,768)
Balances at December 31, 2021	—	$—	82,648,825	$83	$593,197	$6,672	$(263,825)	$336,126
See accompanying notes to consolidated financial statements

FORGEROCK, INC. CONSOLIDATED
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(47,768)	$(41,794)	$(36,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,061	1,155	1,168
Noncash operating lease expense	1,931	—	—
Restructuring and impairment charges	—	530	—
Stock-based compensation expense	10,666	6,184	3,492
Amortization of deferred commissions	13,964	13,423	11,089
Foreign currency remeasurement loss (gain)	3,032	(3,079)	6
Change in fair value of redeemable convertible preferred stock warrant liability	5,871	1,218	170
Change in fair value of preferred stock tranche option liability	4,157	6,146	—
Accretion of short-term investments	1,330	—	(19)
Other	266	371	148
Changes in operating assets and liabilities:
Deferred commissions	(23,273)	(18,005)	(14,308)
Accounts receivable	(20,669)	(797)	1,077
Contract and other non-current assets	(10,505)	(4,819)	(5,357)
Prepaid expenses and other current assets	(6,025)	1,390	(450)
Operating lease liabilities	(2,377)	—	—
Accounts payable	701	(398)	(550)
Accrued expenses and other liabilities	10,863	3,576	599
Deferred revenue	19,992	5,305	(7,116)
Net cash used in operating activities	(36,783)	(29,594)	(46,959)
Investing activities:
Purchases of property and equipment	(1,113)	(854)	(1,560)
Purchases of short-term investments	(277,126)	(2,992)	—
Maturities of marketable securities	31,860	3,000	4,415
Sales of short-term investments	1,933	—	4,050
Net cash provided by (used in) investing activities	(244,446)	(846)	6,905
Financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	295,694	—	—
Payment of initial public offering costs	(6,038)	—	—
Proceeds from exercises of employee stock options	4,902	566	641
Proceeds from issuance of redeemable convertible preferred stock	19,951	93,532	—
Redeemable convertible preferred stock issuance costs	—	(343)	—
Employee payroll taxes paid for net share settlement of restricted stock units	(3,877)	—	—
Repurchase of common stock from employees	—	(2,307)	—
Proceeds from issuance of debt, net of issuance costs	—	9,914	29,674
Principal repayments on debt	(120)	(211)	(5,404)
Net cash provided by financing activities	310,512	101,151	24,911

Effect of exchange rates on cash, cash equivalents and restricted cash	(888)	546	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,395	71,257	(15,144)
Cash, cash equivalents and restricted cash, beginning of year	100,042	28,785	43,929
Cash, cash equivalents and restricted cash, end of year	$128,437	$100,042	$28,785

Supplementary cash flow disclosure:
Cash paid for interest	$3,629	$3,914	$2,173
Cash paid for income taxes	769	270	370
Offering costs accrued but not yet paid	(145)	—	—
Conversion of redeemable convertible preferred stock to common stock (Note 12)	263,178	—	—

Non-cash investing and financing activities:
Changes in the fair value of the stock warrant liability and stock tranche option liability	$10,068	$7,364	$170
Operating lease right-of-use assets exchanged for lease liabilities	14,596	—	—
Purchases of property and equipment, accrued but not yet paid	125	26	—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$128,381	$99,953	$28,698
Restricted cash included in prepaid expenses and other assets	56	89	87
Total cash and cash equivalents and restricted cash	$128,437	$100,042	$28,785

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation

Company and Background
ForgeRock, Inc. (“ForgeRock” or “the Company”) is a modern digital identity platform transforming the way enterprises secure, manage, and govern the identities of customers, employees and partners, APIs, microservices, devices, and Internet of Things (IoT). Organizations adopt the ForgeRock Identity Platform as their digital identity system of record to enhance data security and sovereignty as well as improve performance. ForgeRock’s identity platform provides a full suite of identity management, access management, identity governance, and artificial intelligence (AI)-powered autonomous identity solutions. The Company is headquartered in San Francisco, California and has operations in Canada and the United States of America (collectively referred to as Americas), France, Germany, Norway and the United Kingdom (collectively referred to as EMEA), Australia, New Zealand and Singapore (collectively referred to as APAC). The Company was formed in Norway in 2009 and incorporated in Delaware in February 2012.
Initial Public Offering

On September 20, 2021, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 12,650,000 shares of Class A common stock at a price per share of $25.00, including 1,650,000 shares resulting from the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds of $295.7 million from the IPO, after deducting underwriting discounts and commissions of $21.3 million and before deducting estimated offering costs of $6.2 million.
Immediately prior to the completion of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock converted into 42,778,408 shares of common stock on a one-to-one basis and immediately thereafter but still prior to the completion of the Company’s IPO, all outstanding shares of common stock were reclassified into 25,421,137 shares of Class B common stock on a one-to-one basis.

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). These accounting principles require us to make certain estimates and assumptions. The significant estimates and assumptions include but are not limited to (i) standalone selling price (“SSP”) in revenue recognition, (ii) valuation allowance of deferred income taxes, (iii) valuation of stock-based compensation, (iv) valuation of the Company’s common stock prior to the Company’s IPO in September 2021, (v) valuation of the preferred stock tranche option liability prior to the Company’s IPO, and (vi) valuation of preferred stock warrant liability. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material.
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

If the pandemic or its impact changes, the Company’s judgments or estimates will also change, and those changes could materially impact the Company’s consolidated financial statements.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents
The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The fair market value of cash equivalents approximated their carrying value at December 31, 2021 and 2020.

Short-term investments
Short-term investments consist primarily of money market funds, U.S. government securities, commercial paper, corporate debt and asset-backed securities. The Company’s policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The Company classifies its short-term investments as available-for-sale securities at the time of purchase and reevaluates such classification at each balance sheet date. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations.
Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. Interest income is reported within other, net in the consolidated statements of operations. The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. Realized gains and losses are determined based on the specific identification method and are reported in Other, net in the consolidated statements of operations. The Company did not consider any of its investments to be other-than-temporarily impaired as of December 31, 2021.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount net of allowance for doubtful accounts and are non-interest bearing. The allowance is based on the Company’s assessment of the collectability of accounts by considering the age of each outstanding invoice, the collection history of each customer and an evaluation of potential risk of loss associated with delinquent accounts. Amounts deemed uncollectible are recorded to these allowances in the consolidated balance sheets with an offsetting decrease in related deferred revenue and a charge to general and administrative expense in the consolidated statements of operations. As of December 31, 2021 and 2020 the Company recorded an allowance for doubtful accounts of $34,000 and $159,000, respectively.
Bad debt allowances consisted of the following (in thousands):

	December 31,
	2021	2020
Balance, beginning of period	$159	$14
Additions	34	147
Reversal of bad debt	(133)	—
Write-offs	(26)	(2)
Balance, end of period	$34	$159
Capitalized Software Costs
Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company’s current process for developing its software is essentially completed concurrently with the establishment of technological feasibility, whereby there is minimal passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has not capitalized any internally developed software costs to date. Software development costs incurred before technical feasibility and after general release are expensed as incurred.
Software development costs for internal use software are subject to capitalization during the application development stage, beginning when a project that will result in additional functionality is approved and ending when the software is put into productive use. The cost incurred between these stages are generally not material to the Company due to short development cycles. Capitalizable software development costs for the years ended December 31, 2021 and 2020, were not material. The Company has capitalized certain implementation costs incurred in connection with cloud computing arrangements that are service contracts and recorded these in contract and other assets in the consolidated balance sheets. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method in amounts sufficient to write-off depreciable assets over their estimated useful lives, generally three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the period of the lease term. Repairs and maintenance are expensed as incurred. The Company reduces the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the respective accounts and reflect any gains or losses in operations for the period.
Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds its fair value. For the year ended December 31, 2021 and 2020, there were no material impairment charges recorded.
Estimated useful lives of fixed assets are as follows:

Computer hardware	3-4 years
Furniture, fixtures and equipment	5-7 years
Leasehold improvements	5-10 years

Revenue
The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Consistent with the overall core principle of ASC 606, the Company recognizes revenue when promised products and services are transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these products and services. The Company applies judgement in identifying and evaluating terms and conditions in contracts which may impact revenue recognition.
To determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of the agreements, the Company performs the following steps:
•Step 1 – Identify the contract(s) with the customer
•Step 2 – Identify the performance obligations in the contract
•Step 3 – Determine the transaction price
•Step 4 – Allocate the transaction price to the performance obligations in the contract
•Step 5 – Recognize revenue when (or as) performance obligations are satisfied

Step 1 – Identify the contract with the customer:
Prior to recognizing any revenue, both the Company and its customer sign a written agreement (“contract”) that clearly specifies each party’s rights and obligations, as well as the payment terms for delivered products and services.
Step 2 – Identify the performance obligations in the contract
Performance obligations are identified based on the products and services that will be transferred to the customer that are both (i) capable of being distinct, whereby the customer can benefit from a product or service either on its own or together with other resources that are readily available from third parties or from the Company, and (ii) are distinct in the context of the contract, whereby the transfer of certain products or services is separately identifiable from other promises in the contract.
The Company sells its products and services through term license, perpetual license and SaaS subscription contracts. On-premise (i.e. self-managed) offerings are comprised of subscription term or perpetual licenses and an obligation to provide support and maintenance, which constitute separate performance obligations. The Company’s SaaS subscriptions provide customers the right to access cloud-hosted software and support as a service, which the Company considers to be a single performance obligation. The Company also renews subscriptions for support and maintenance, which the Company considers to be a single performance obligation.
Professional services consist of consulting and training services. These services are distinct performance obligations from self-managed offerings and SaaS subscriptions and do not result in significant customization of the software.
Step 3 – Determine the transaction price
In general, consideration earned by the Company consists of fixed amounts only. The impact of variable consideration has not been material in any year because the Company generally does not offer refunds, rebates or credits to customers. The Company’s contracts do not contain a significant financing component.
The Company is generally the principal and controls the delivery of products and services, and revenue is recorded as the gross amounts billed and receivable. Indirect transactions are those where subscriptions, professional services and/or training is provided to an end customer through a partner (reseller). Revenue from transactions with reseller partners is recorded based on the amount billed to the reseller partner. In cases where the Company is not the principal, revenue is recorded net of amounts payable to partners.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer, are excluded from revenue.
Step 4 – Allocate the transaction price to the performance obligations in the contract
Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”)
The SSP is determined based on the prices at which the Company separately sells the products and services, assuming the majority of these separate transactions fall within an observable range of prices when sold separately in comparable circumstances to similar customers. In instances where SSP is not directly observable, such as when the Company does not sell the software license or the maintenance and support separately, the Company determines the SSP using information that may include market conditions and other observable inputs that can require significant judgment. The Company’s self-managed subscription term licenses and perpetual licenses have not historically been sold on a standalone basis, as the Company always sells theses licenses together with support and maintenance contracts. License support and maintenance contracts are generally priced as a percentage of the net fees paid by the customer to access the license. The Company is unable to establish SSP for ForgeRock’s self-managed subscription term and perpetual licenses and SaaS subscriptions based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for self-managed subscription term and perpetual licenses and SaaS subscriptions included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within the contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to the self-managed subscription term and perpetual licenses or SaaS subscription.

Step 5 – Recognize revenue when (or as) performance obligations are satisfied
Software Licenses
Revenue is generally recognized when the software is delivered or made available to the customer, at which time the Company’s performance obligation is satisfied.
Support & Maintenance
Revenue from support and maintenance represent fees earned from providing customers unspecified future updates, upgrades and enhancements and technical product support on an if and when available basis. Support and maintenance revenue is recognized ratably over the subscription term license period or the support period.
Identity and Access Management Service (SaaS)
Revenue from SaaS is earned by providing customers stand-ready access to the Company’s hosted Identity Cloud-based Access Management Service and support. Revenue is recognized ratably over the contract period as the Company satisfies its performance obligation.
Professional Services
Revenue from professional services and training services are recognized when such services or training are delivered.

Cost of Revenue
Subscriptions and perpetual licenses cost of revenue consists primarily of employee compensation costs for employees associated with supporting the Company’s subscriptions and perpetual license arrangements and certain third-party expenses such as contractors, cloud infrastructure and customer support costs.
Professional services cost of revenue consists primarily of employee compensation costs and third-party hosting costs.

Contract Costs
The Company has determined sales commissions as well as payroll tax and other costs associated with and directly attributable to the contract obtained are incremental and recoverable costs of obtaining a contract with a customer. These costs are recorded as deferred commissions in the consolidated balance sheets, current and noncurrent. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract. Accordingly, commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit of four to five years, which may exceed the term of the initial contract because of expected renewals. Commissions paid upon multi-year renewal are amortized over the renewal contract term. The Company amortizes these commissions consistent with the pattern of satisfaction of the performance obligation to which the asset relates. Amortization expense is included in sales and marketing expense in the consolidated statements of operations.
The Company determines the estimated period of benefit based on the duration of relationships with the Company’s customers, which includes the expected renewals of customer contracts, customer retention data, the Company’s technology development lifecycle and other factors. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.
As of December 31, 2021 and 2020 capitalized commissions were $24.1 million and $14.7 million, respectively. Amortization of capitalized commissions was $14.0 million, $13.4 million and $11.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Foreign Currency Translation and Re-measurement
The functional currencies of the Company’s foreign subsidiaries are their local currencies. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Subsidiaries’ equity balances are translated using historical exchange rates. Revenues and expenses are translated at the average exchange rate during the period. Adjustments arising from translation of those financial statements into the Company’s reporting currency, the U.S. dollar, are included in accumulated other comprehensive income (loss) within stockholders’ equity deficit.
Several of the Company’s foreign subsidiaries transact in currencies other than their local functional currency. Transactions, including intercompany transactions, in foreign currencies are initially recorded at the rates of exchange prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are re-measured into the subsidiary’s functional currency at the rates prevailing on the balance sheet date. Non-monetary items that are denominated in foreign currencies are measured using historical exchange rates. Gains and losses recognized from foreign currency transactions denominated in currencies other than the foreign subsidiary’s local currency are included in foreign currency (loss) gain in the consolidated statements of operations. The Company recorded ($3.8 million), $3.1 million and ($0.1 million) in foreign exchange gains (losses) in the years ended December 31, 2021, 2020 and 2019, respectively.

Concentrations of Credit Risk, Significant Customers and Third Party Hosted Services
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are currently held in one financial institution and, at times, may exceed federally insured limits.
Major customers
No single customer represented over 10% of revenue for the years ended December 31, 2021, 2020 and 2019. No single customer represented over 10% of accounts receivable for the years ended December 31, 2021 and 2020. The Company does not require collateral to secure trade receivable balances.
Refer to Note 3. “Segment and Revenue Disclosures” for additional revenue disclosures.
Third Party Hosted Services
The Company relies on the technology, infrastructure, and software applications, including software-as-a-service offerings, of third parties in order to host or operate certain key products and functions of its business.
Collaborative Arrangements
The Company has entered into collaborative arrangements with two partners in order to develop future versions of and enhance the features and functionality of its identity software and SaaS services. These arrangements have been determined to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. These arrangements also include research, development and commercial activities. The terms of the Company’s collaborative arrangements include (i) revenue on sales of licensed products, (ii) royalties on net sales of licensed products, (iii) reimbursements for research and development expenses, and (iv) sales-based milestone warrants which expire after ten years. In the year ended December 31, 2021, 2020 and 2019 the Company had recognized revenue of $5.4 million, $1.9 million and $0.1 million and royalty expenses of $0.9 million, $0.6 million and $0.3 million related to collaborative arrangements.

Research and Development Expenses
Research and development expenses include all direct costs, primarily salaries and stock-based compensation costs for Company personnel and outside consultants, related to the development of new software products, significant enhancements to existing software products, allocated overhead including depreciation, office rent, software and maintenance expenses. Research and development costs are generally expensed as incurred.

Sales and Marketing Expenses
Sales and marketing expenses primarily consist of personnel costs for the Company’s sales, marketing and business development employees, commissions earned by the Company’s sales personnel and third-party partners, the cost of marketing programs such as brand awareness and lead generation programs, marketing events, industry analyst fees, website design and maintenance costs, allocated overhead including depreciation and office rent. Marketing and advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising costs were $6.7 million, $5.5 million, and $6.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock-based Compensation Expense
The Company accounts for the measurement and recognition of stock-based compensation expense in accordance with the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires compensation expense for all stock-based compensation awards made to employees, non-employees and directors to be measured and recognized based on the grant date fair value of the awards. Stock-based compensation expense is recognized net of forfeitures. The Company recognizes forfeitures as they occur. Following the IPO, the Company grants equity awards under the 2021 Equity Incentive Plan four times each year, on February 20th, May 20th, August 20th and November 20th, or prior business day.
Restricted Stock Units (RSUs)

The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant.

2016 - 2018 RSU Grants: The Company issued 240,000 and 111,111 RSUs in 2016 and 2018, respectively. The fair value of RSUs that are subject to vesting is recognized as a compensation expense over the requisite service or performance period, using the accelerated attribution method, once the liquidity event-related vesting condition becomes probable of being achieved. Our RSUs vest upon the satisfaction of (i) either a performance-based vesting condition or a service-based vesting condition and a (ii) liquidity event-related vesting condition. The performance-based vesting condition is satisfied by our achievement of certain contracted ARR targets. The service-based vesting condition is satisfied by the award holder providing services to us over a specific period. The liquidity event-related vesting condition is satisfied on the earlier of: (i) a Change in Control (as defined in the 2012 Plan) or (ii) this offering. All performance-based and time-based vesting conditions of our RSUs have been satisfied. On IPO we recorded a cumulative stock-based compensation expense of $0.9 million for those RSUs for which the performance-based and service-based vesting conditions had been satisfied. There were no RSU grants in 2019 and 2020.

2021 RSU Grants: After the IPO, the Company primarily grants RSUs to its employees and the Company’s practice is to convey the grant in the form of a dollar value to the employee. To translate that dollar value to quantity of shares granted, the Company uses the 30 day average market closing price of the Company’s Class A common stock ending on the date of grant to calculate the quantity of RSUs to be awarded. The RSU quantity granted is then multiplied by the grant date closing price of the Company’s Class A common stock to estimate the fair value. Stock-based compensation expense for service-based awards is determined based on the grant-date fair value and is recognized on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the award.
Stock Options

Stock-based compensation expense for stock options is determined based on the grant-date fair value and is recognized on a straight-line basis over the requisite service period of the stock option, which is typically the vesting term of the award. The Company accounts for stock option awards issued to employees and non-employees based on the fair value of the award, determined using the Black-Scholes option valuation model. The model requires some highly subjective assumptions as inputs, including the following:

•Risk-free rate: The risk-free interest rate is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term.

•Expected term: For time-based awards, the estimated expected term of options granted is generally calculated as the vesting period plus the midpoint of the remaining contractual term, as the Company does not have sufficient historical information to develop reasonable expectations surrounding future exercise patterns and post-vesting employment termination behavior.

•Dividend yield: The Company uses a dividend yield of zero, as it does not currently issue dividends and has no plans to issue dividends in the foreseeable future.

•Volatility: Since the Company does not have a substantive trading history of its Class A common stock, expected volatility is estimated based on the average of the historical volatilities of the common stock of publicly-traded entities in the Company’s peer group within the Company’s industry and with characteristics similar to those of the Company.

•Fair value: Prior to the IPO, there was no public market for the Company’s common stock, so the fair value of the shares of common stock was established by the Board of Directors. The Company’s Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors included, but were not limited to: (i) contemporaneous third-party valuations of the Company’s common stock; (ii) the value of the Company’s tangible and intangible assets, (iii) the present value of anticipated future cash flows, (iv) the market value and volatility of publicly-traded entities engaged in substantially similar businesses; (v) recent arm’s-length transactions involving the sale or transfer of common and preferred stock, (vi) control premiums, (vii) discounts for lack of marketability, (viii) the Company’s operating history, its lack of profitability to date, and anticipated operating results, and (ix) liquidation preferences and other rights held by preferred stockholders.

After the IPO, the Company uses the market closing price of its Class A common stock on the date of grant for the fair value.
The following assumptions were used to estimate the fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
Common stock fair value	$4.97 to $27.49	$4.83 to $7.86	$3.72 to $4.71
Volatility	50.2% to 51.6%	41.7% to 50.4%	39.2% to 40.5%
Expected term (in years)	6.04	6.06	6.04
Risk-free interest rate	0.52% to 1.08%	0.32% to 1.49%	1.42% to 2.48%
Expected dividends	0%	0%	0%
Weighted-average grant date fair value	$8.86	$2.29	$1.88

Employee Stock Purchase Plan (the “2021 ESPP”)

All stock-based compensation to employees, including the purchase rights issued under the Company's 2021 ESPP, is based on the fair value of the awards on the date of grant. This cost is recognized as an expense following the straight-line attribution method, over the requisite service period and over the offering period, for the purchase rights issued under the 2021 ESPP. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the 2021 ESPP. See Note 11. Stock-based Compensation for a discussion of the the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2021.

The following assumptions were used to estimate the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31
2021
Volatility	46.97% to 50.78%
Expected term (in years)	0.66 to 1.17
Risk-free interest rate	0.06% to 0.09%
Expected dividends	0%

Convertible Preferred Stock Warrants Liability and Preferred Stock Tranche Option Liability
The Company accounts for contingently redeemable freestanding warrants and preferred stock tranche option to purchase shares of convertible preferred stock as liabilities on its consolidated balance sheets at their estimated fair value. Convertible preferred stock warrants and the preferred stock tranche option were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as fair value adjustment on warrants and preferred stock tranche option in the consolidated statements of operations.
Income Taxes
The Company uses the liability method to account for income taxes, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as for net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company recognizes the deferred income tax effects of a change in tax rates in the period of enactment.
The Company records valuation allowances to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies in assessing the need for a valuation allowance. Realization of its deferred tax assets is dependent primarily upon future U.S, United Kingdom and Norwegian taxable income.
The calculation of the Company’s tax liabilities involves assessing uncertainties in the application of complex tax regulations in multiple tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more-likely-than-not that an uncertain tax position will not be sustained upon examination by a taxing authority, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations and income taxes payable in the consolidated balance sheets.

Net Loss Per Share
The Company computes its basic and diluted net loss per share attributable to common stockholders using the two-class method required for companies with participating securities. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares (including Class A common stock and Class B common stock in 2021 and common stock in 2020 and 2019) outstanding during the period. Diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive Class A common stock and Class B common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase Class A common stock and Class B common stock in 2021 and common stock in 2020 and 2019, unvested RSUs, shares subject to repurchase from early exercised options, unvested common stock and warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company. We have not presented net loss per share under the two-class method for our Class A common stock and Class B common stock in 2021 and common stock in 2020 and 2019 because it would be the same for each class due to equal dividend and liquidation rights for each class.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments, net of taxes and net changes in unrealized losses on available-for-sale securities.

Contingencies
Loss contingencies from legal proceedings and claims may occur from intellectual property (IP) infringement claims and product liability, contractual claims, tax and other matters. Accruals are recognized when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Legal fees are expensed as incurred.

JOBS Act Accounting Election
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company may elect to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The adoption date for recently adopted accounting standard discussed below reflects this election, where applicable.

Recently Adopted Accounting Pronouncement
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
The Company adopted ASU 2016-02 and related amendments on January 1, 2021, using the optional transition method and recorded an initial adjustment of $5.8 million to operating lease right-of-use assets, $6.5 million to operating lease liabilities and $0.7 million of unamortized deferred rent included in other liabilities in the consolidated balance sheet on January 1, 2021. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward the historical lease classification, retain the initial direct costs for any leases that existed prior to the adoption of the standard and not reassess whether any contracts entered into prior to the adoption are leases. The Company also elected to account for lease and non-lease components in its real estate lease agreements as a single lease component in determining lease assets and liabilities. In addition, the Company elected not to recognize the right-of-use assets and liabilities for leases with lease terms of one year or less. The Company did not elect the practical expedient allowing the use-of-hindsight, which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio.
As of December 31, 2021, the aggregate balances of lease right-of-use assets and lease liabilities were $12.6 million and $12.9 million, respectively. The standard did not materially affect the Company’s consolidated statements of operations. The Company will continue to disclose comparative reporting periods prior to January 1, 2021 under the previous accounting guidance, ASC 840 Leases. See Note 8 Leases for further information.

Recently Issued Accounting Pronouncement Not Yet Adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about certain government assistance including government grants and money contributions they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 will be effective for annual periods beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2021-10 will have on our Consolidated Financial Statements. The Company will adopt ASU 2021-10 on January 1, 2022.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for fiscal years beginning January 1, 2022, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on our Consolidated Financial Statements. The Company will adopt ASU 2019-12 on January 1, 2022.

In June 2016, the FASB issued ASU 2016-13 regarding ASC Topic 326, Financial Instruments–Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements and has not yet determined whether the effect will be material.

3. Segment and Revenue Disclosures
Segment Reporting:
The Company operates in a single operating segment. An operating segment is defined as a component of an enterprise for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (CODM). The Company’s CODM is its Chief Executive Officer as he is responsible for making decisions regarding resource allocation and assessing the Company’s performance.
Revenue by geographic region is based on the delivery address of the customer and is summarized in the below table (in thousands):

	Year ended December 31,
	2021	2020	2019
Americas	$94,225	$67,966	$49,495
EMEA	60,472	43,847	44,744
APAC	22,236	15,821	10,259
Total Revenue	$176,933	$127,634	$104,498
The Company’s revenue from the United States was $85.3 million, $61.0 million and $45.8 million, for the years ended 2021, 2020 and 2019, respectively. The Company’s revenue from the United Kingdom was $17.1 million, $15.1 million and $17.6 million, for the years ended December 31, 2021, 2020 and 2019, respectively. No other individual country exceeded 10% of the Company’s total annual revenue.

Disaggregation of revenue
The principal category the Company uses to disaggregate revenues is the nature of the Company’s products and services as presented in the consolidated statements of operations, the total of which is reconciled to the consolidated revenue from the Company’s single reportable segment. In the following table, revenue is presented by software license and service categories (in thousands):

	Year ended December 31,
	2021	2020	2019
Revenue:
Multi-year term licenses	$47,343	$29,193	$24,614
1-year term licenses	37,268	35,125	26,568
Total subscription term licenses	84,611	64,318	51,182
Subscription SaaS, support & maintenance	85,434	57,833	40,682
Perpetual licenses	1,695	1,225	7,884
Total subscriptions and perpetual licenses	171,740	123,376	99,748
Professional services	5,193	4,258	4,750
Total revenue	$176,933	$127,634	$104,498

Contract assets and deferred revenue
Contract assets and deferred revenue from contracts with customers were as follows (in thousands):

	Year ended December 31,
	2021	2020
Contract assets	$20,508	$11,347
Deferred revenue	75,394	55,504
Generally, the Company invoices its customers at the time a customer enters into a binding contract. However, the Company may offer invoicing and payment installments for certain multi-year arrangements. In these instances, timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are recorded when revenue is recognized prior to invoicing. Contract assets are transferred to accounts receivable upon customer invoicing. Beginning of the year contract asset amounts transferred to accounts receivable during the period were $11.0 million and $6.9 million for the years ended December 31, 2021 and 2020, respectively.
Deferred revenue is recorded when invoicing occurs before revenue is recognized. Deferred revenue recognized that was included in the deferred revenue balance at the beginning of the year was $49.7 million and $39.5 million for the years ended December 31, 2021 and 2020, respectively.

Remaining Performance Obligations
Remaining Performance Obligations (“RPO”) represents transaction price allocated to still unsatisfied or partially satisfied performance obligations. Those obligations are recorded as deferred revenue or are contractually stated or committed orders under multi-year billing plans for subscription and perpetual licenses, SaaS, or support and maintenance contracts for which the associated deferred revenue has not yet been recorded.
As of December 31, 2021, total remaining non-cancellable performance obligations under the Company’s subscriptions and perpetual license contracts with customers was approximately $151.6 million. Of this amount, the Company expects to recognize revenue of approximately $96.0 million or 63%, over the next 12 months, with the balance to be recognized as revenue thereafter.
The Company excludes the transaction price allocated to remaining performance obligations that have original expected durations of one year or less such as professional services and training.

Contract Costs
The following table summarizes the account activity of deferred commissions for the year ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Beginning balance	$14,748	$10,042
Additions to deferred commissions	23,274	18,129
Amortization of deferred commissions	(13,964)	(13,423)
Ending balance	$24,058	$14,748

	Year ended December 31,
	2021	2020
Deferred commissions, current	$8,457	$5,923
Deferred commissions, noncurrent	15,601	8,825
Total deferred commissions	$24,058	$14,748

4. Fair Value Measurements
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
The following table represents the fair value hierarchy for the Company’s financial assets and liabilities held by value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$98,333	$—	$—	$98,333
Total cash equivalents	98,333	—	—	98,333
Commercial paper	—	78,448	—	78,448
Asset-backed securities	—	51,428	—	51,428
Corporate debt securities	—	84,804	—	84,804
U.S. treasury bonds	—	26,140	—	26,140
Total short-term investments	—	240,820	—	240,820
Total cash equivalents and short-term investments	$98,333	$240,820	$—	$339,153

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$79,876	$—	$—	$79,876
Liabilities:
Preferred stock warrants	—	—	2,401	2,401
Preferred stock tranche option	—	—	7,567	7,567
Total liabilities	$—	$—	$9,968	$9,968
All of the Company’s money market funds are classified as Level 1 in the fair value hierarchy as the valuation is based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The Company’s preferred stock warrants and preferred stock tranche option liabilities, which were both fully exercised during 2021, were categorized as Level 3 in the fair value hierarchy (See Note 12 Redeemable Convertible Preferred Stock and related warrants and option).
The preferred stock warrants and preferred stock tranche option liability values were estimated using assumptions related to the remaining contractual terms, the risk-free interest rates, the volatility of comparable public companies over the remaining terms and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement include the fair value of the underlying stock at the valuation date and the estimated terms. Increases (decreases) in fair value were recognized in fair value adjustment on warrants and option in the consolidated statements of operations.
The change in the fair value of the warrants was as follows (in thousands):

Balance at January 1, 2020	$1,057
Issuance of warrants for series D preferred stock	127
Increase in fair value of preferred stock warrants	1,217
Balance at January 1, 2021	2,401
Increase in fair value of preferred stock warrants	5,871
Balance at issuance of common stock upon exercise of warrants	(8,272)
Balance at December 31, 2021	$—
The change in fair value of the preferred stock tranche option was as follows (in thousands):

Balance at January 1, 2020	$—
Issuance of Series E preferred stock tranche option	1,500
Increase in fair value of preferred stock tranche option	6,067
Balance at January 1, 2021	7,567
Increase in fair value of preferred stock tranche option	4,157
Balance at reclassification to redeemable convertible preferred stock	(11,724)
Balance at December 31, 2021	$—
For certain of the Company’s financial instruments, including cash held in banks, accounts receivable, accounts payable and accrued expense, the carrying amounts approximate fair value due to their short maturities, and are, therefore, excluded from the fair value table above.

5. Cash Equivalents and Short-Term Investments
The amortized cost, unrealized loss and estimated fair value of the Company’s cash equivalents and short-term investments as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash Equivalents:
Money market funds	$98,333	$—	$—	$98,333
Total cash equivalents	98,333	—	—	98,333
Short-term investments
Commercial paper	78,448	—	—	$78,448
U.S. treasury bonds	26,292	—	(152)	26,140
Asset-backed securities	51,586	—	(158)	51,428
Corporate debt securities	85,085	—	(281)	84,804
Short-term investments	241,411	—	(591)	240,820
Total	$339,744	$—	$(591)	$339,153
The Company had $79.9 million in money market funds and zero in short-term investments at December 31, 2020.

The following table presents the contractual maturities of the Company’s short-term investments as of December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$142,868	$142,786
Due between one to five years	98,543	98,034
Total	$241,411	$240,820
As of December 31, 2021, the Company did not have any unsettled purchases or unsettled maturities of short-term investments.
The Company had short-term investments with a market value of $163.0 million in unrealized loss positions as of December 31, 2021. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2021.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of December 31, 2021.
6. Other Balance Sheet Components
Prepaid and other current assets
Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Restricted cash	$56	$89
Prepaid expenses	6,824	3,009
Other current assets	2,861	531
Security deposits, current	46	173
Total prepaids and other current assets	$9,787	$3,802
Restricted cash is primarily cash related to tax payments. Restricted cash, all of which is current, totaled $0.1 million for both December 31, 2021 and 2020. Restricted cash is included in prepaid and other current assets in the consolidated balance sheets.
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Property and equipment
Computer equipment and software	$5,305	$4,562
Furniture and fixtures	959	1,034
Leasehold improvements	2,735	2,737
Total property and equipment	8,999	8,333
Less: accumulated depreciation and amortization	(6,536)	(5,798)
Property and equipment, net	$2,463	$2,535

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $1.1 million, $1.2 million, and $1.2 million, respectively.
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued bonuses	$4,945	$3,589
Accrued sales commissions	6,965	3,792
Accrued other compensation	10,449	7,883
Accrued professional fees	1,818	1,060
Accrued other	3,198	2,120
Total accrued expenses	$27,375	$18,444
Other liabilities, current
Other liabilities, current consisted of the following (in thousands):

	December 31,
	2021	2020
Preferred stock tranche option	$—	$7,567
Taxes payable	1,935	542
Deferred rent	—	448
Other current liabilities	323	261
Total other liabilities, current	$2,258	$8,818
Other liabilities, non-current
Other liabilities, non-current consisted of the following (in thousands):

	December 31,
	2021	2020
Interest payable	$1,612	$976
Warrants liability	—	2,401
Other non-current liabilities	34	161
Total other liabilities, non-current	$1,646	$3,538

7. Debt
The following table presents total debt outstanding (in thousands, except interest rates):

	December 31,
	2021		2020
	Amount	Interest Rate	Amount	Interest Rate
$10.0 million March 2019	$10,000	8.0%	$10,000	8.4%
$10.0 million September 2019	10,000	8.0%	10,000	9.2%
$10.0 million December 2019	10,000	8.0%	10,000	10.0%
$10.0 million March 2020	10,000	8.0%	10,000	10.0%
Other debt	—		120	6.2%
Less debt discount	(517)		(724)
Total debt, net of debt discount	39,483		39,396
Less current portion	—		(58)
Total long-term debt outstanding	$39,483		$39,338
In March 2016, the Company entered into a Loan and Security Agreement (the “2016 Agreement”) with TriplePoint Venture Growth BDC Corp. (“TriplePoint”), for term loans of up to $20.0 million, secured by substantially all the Company’s assets, excluding its intellectual property. The 2016 Agreement provided for cash advances over a period of forty-two months in three tranches; the first of which was exercised in March 2016, in the amount of $10.0 million. The second draw in the amount of $5.0 million, was exercised in August 2016. These 2016 cash advances were repaid in 2016, 2018, 2019 with the final payment paid in 2021. In connection with the 2016 Agreement, the Company issued TriplePoint warrants to purchase an aggregate of 195,992 shares of Series C redeemable convertible preferred stock with an exercise price equal to the lower of (i) $5.36 per share and (ii) the lowest price per share of the next preferred stock financing offering. The Company determined that the initial fair value of the Series C warrants was $0.2 million (see Note 12 Redeemable Convertible Preferred Stock and related warrants and option).
In November 2017, the 2016 Agreement was amended (the “First Amendment”) to change the interest rate on the existing term loan facility to an annual rate of the prime rate plus 3.75% (however, in no event will the prime rate be less than 3.25%). In addition, the First Amendment modified the prepayment terms such that a prepayment in full would represent the amount equal to the total of all interest payments that would have accrued and been payable from the date of the prepayment at the then existing interest rate, through the stated maturity date of the loan had it remained outstanding and been paid in accordance with its terms. There were no additional fees incurred in connection with the First Amendment.
In March 2019, the Company executed a Second Amendment to the 2016 Agreement (the “Second Amendment”). The Second Amendment provided for new cash advances for up to $50.0 million in four parts, all of which were individual promissory notes. In March, September and December 2020, the Company received cash advances in the amount of $10.0 million each for a total of $30.0 million. The proceeds from the loans were used to finance the Company’s general corporate needs. Each advance under the Second Amendment has its own term, up to forty-two months. At the end of the payment term of each advance, an end-of-term payment equal to 8.0% of the draw would become due. The payments on all cash advances are interest only for various amounts of time, depending on the advance. The interest rates for the March, September and December 2020 draws were based on the prime rate plus 2.90%, prime rate plus 3.70%, and prime rate plus 4.50%, respectively (however, in no event will the prime rate be less than 5.50%). The remaining principal will be due at the end of the term of the applicable advance. The term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, including, among other things, restrictions on indebtedness, liens, investments, sales, transfers or disposals of assets, dividends and other distributions. In connection with the Second Amendment and the related drawdowns during 2019, the Company paid direct fees of $0.3 million and issued a warrant to purchase an aggregate of 161,724 shares of Series D redeemable convertible preferred stock with an exercise price equal to the lesser of (i) $9.275 per share and (ii) the lowest price per share of the next preferred stock financing offering. The Company determined that the initial fair value of the Series D warrants was $0.4 million (see Note 12 Redeemable Convertible Preferred Stock and related warrants and option).
In March 2020, the Company executed the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint and TriplePoint Capital LLC (the “A&R Loan Agreement”), which amends and restates the 2016 Agreement. In April 2020, the Company exercised its option to receive another cash advance of $10.0 million. In connection with the advance, the Company issued to TriplePoint a warrant to purchase 53,908 shares of the Company’s Series D redeemable convertible preferred stock with an exercise price equal to the lesser of (i) $9.275 per share and (ii) and the lowest price per share of the next preferred stock financing offering. The Company determined the initial fair value of the warrants at issuance was $0.1 million. The fair value of the warrant is being amortized, as interest expense, over the term of the loan using the effective interest method. The payments on all cash advances are interest only, with interest rates for the March, September, December 2020 and April 2020 draws being based on the prime rate plus 2.90%, prime rate plus 3.70%, prime rate plus 4.50%, and prime rate plus 4.50%, respectively. However, in no event will the prime rate be less than 5.50%. The principal will be due at the end of the term of the respective advance. The A&R Loan Agreement is secured by substantially all the Company’s assets, excluding its intellectual property, which was subject to a negative pledge. The A&R Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, including, among other things, restrictions on indebtedness, liens, investments, dividends and other distributions. The A&R Loan Agreement included an option to extend the maturity and prepayment term dates by an additional 12 months if certain criteria were met. In April 2020, the Company met the criteria to extend the maturity and prepayment dates for the four outstanding advances and elected to do so. The A&R Loan Agreement was accounted for as a modification and not an extinguishment as the terms of the Company’s outstanding debt were not substantially different from the original terms. The Company amortizes both the debt issuance fees and the fair value adjustment of the warrants issued in connection with debt issuances as interest expense using the effective interest method over the remaining term of the loan.
In September 2021, the Company executed an amendment to the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint and TriplePoint Capital LLC (the “A&R Loan Agreement”), which amends and restates the 2016 Agreement. The payments on all cash advances are interest only. The amended A&R Loan Agreement became effective once the registration statement in connection with the initial public offering was declared effective on September 16, 2021. The key provisions of the amendment include: (1) a covenant requiring the maintenance of a $20.0 million cash balance when an event of default exits, (2) change in the interest rate for outstanding term loan to be eight percent (8.00%) per annum on the existing loans, (3) extension of the maturity dates by twenty-four months, (4) change in the prepayment penalties and (5) and a change in the prepayment premium. The principal will be due at the end of the term of the respective advance. The A&R Loan Agreement is secured by substantially all the Company’s assets, excluding its intellectual property, which was subject to a negative pledge. The A&R Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, including, among other things, restrictions on indebtedness, liens, investments, dividends and other distributions. The A&R Loan Agreement was accounted for as a modification and not an extinguishment as the terms of the Company’s outstanding debt were not substantially different from the original terms. The Company amortizes the debt issuance costs as interest expense using the effective interest method over the remaining term of the loan. As of December 31, 2021 and December 31, 2020, accrued interest for the end-of term payments was $1.6 million and $1.0 million, respectively. The effective interest rate on debt was 10.75% and 11.44% for the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the Company was in compliance with the covenants set forth in the Amended and Restated Loan Agreement.

Future principal payments on outstanding borrowings as of December 31, 2021 are as follows (in thousands):

Years Ending
2022	$—
2023	—
2024	—
2025	30,000
2026	10,000

8. Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term. The Company adopted this standard on January 1, 2021. The Company primarily has operating leases for office space. The leases expire on various dates between 2022 and 2029, some of which could include options to extend the lease. In 2014, the Company leased office space in San Francisco for a term of seven years with an option to extend. In 2021, the company exercised its option to extend the San Francisco lease to 2029.
Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As these leases do not provide an implicit rate, ForgeRock uses its incremental borrowing rate based on the information available at the lease’s commencement date in determining the present value of lease payments. The Company considers information including, but not limited to, the lease term, the Company’s credit rating and interest rates of similar debt instruments with comparable credit ratings and security interests. The lease right-of-use assets are increased by any lease prepayments made and reduced by any lease incentives such as tenant improvement allowances. Options to extend the lease term are included in the lease term when it is reasonably certain that ForgeRock will exercise the extension option. The Company’s operating leases typically include non-lease components such as common-area maintenance costs. ForgeRock has elected to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. Leases with a term of one year or less are not recognized on the Company’s consolidated balance sheet, while the associated lease payments are recorded in the consolidated statements of operations on a straight-line basis over the lease term.
The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s statements of operations and comprehensive loss (in thousands):

Year ended December 31, 2021
Operating lease expense	$2,375
Variable lease expense	703
Total lease expense	$3,078
Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases:

Year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$2,636
Weighted-average remaining lease term (years)
Operating leases	7
Weighted-average discount rate
Operating leases	5.3%

The following table summarizes the maturities of lease liabilities as of December 31, 2021 (in thousands):

2022	$2,447
2023	2,268
2024	2,150
2025	1,928
Thereafter	6,669
Total future minimum lease payments	15,462
Less: imputed interest	(2,605)
Present value of future minimum lease payments	12,857
Less: Current portion of operating lease liability	(1,820)
Long-term operating lease liability	$11,037
As previously disclosed in the Company’s annual consolidated financial statements for the year ended December 31, 2020, and under previous lease accounting standard ASC 840, Leases, the aggregate future non-cancelable minimum rental payments on its operating leases as of December 31, 2020 were as follows (in thousands):

2022	$2,455
2023	1,444
2024	887
2025	762
2026 and years thereafter	1,355
Total minimum future rentals	$6,903

9. Commitments and Contingencies
Letters of Credit

As of December 31, 2021 and 2020 the Company had outstanding letters of credit under an office lease agreement that totaled $0.6 million, which primarily guaranteed early termination fees in the event of default. The letters of credit are not collateralized.
Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, information technology operations and marketing events. Total noncancelable purchase commitments as of December 31, 2021 were approximately $60.3 million as follows:

2022	$12,699
2023	22,571
2024	25,000
$60,270
Employee Benefit Plans

The Company has a 401(k) Savings Plan (the 401(k) Plan) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The Company, at its sole discretion may make matching contributions without limitation.
The Company provides pension plans in Australia, France, New Zealand, Norway, Singapore and the United Kingdom, adhering to statutory requirements where applicable. In countries in which pension plans are government mandated, the Company withholds the appropriate percentage of employee earnings and remits to the plan administrator. In several countries, the Company is legally required to make a minimum contribution to the plan ranging from 1% -12% of an employee’s earnings.
The 401(k) Plan and other pension plans that the Company provides or is mandated to provide are all defined contribution plans. For the years ended December 31, 2021, 2020 and 2019 the Company’s pension contributions were $3.4 million, $2.0 million and $1.8 million respectively.
Warranties and Guarantees

The Company's software and software-as-a-service (SaaS) offerings are generally warrantied to perform materially in accordance with the Company's help documentation under normal use and circumstances. Additionally, the Company's arrangements generally include provisions for indemnifying customers against liabilities if its software or SaaS offering infringes upon a third party's intellectual property rights. Furthermore, the Company may also incur liabilities if it breaches the security or confidentiality obligations in its arrangements. To date, the Company has not incurred significant costs and has not accrued a liability in the accompanying consolidated financial statements as a result of these obligations.

The Company has entered into service-level agreements with a majority of its customers defining levels of support response times and SaaS uptimes, as applicable. In a very small percentage of the Company's arrangements, the Company allows customers to terminate their agreements if the Company fails to meet those levels. In such instances, the customer would be entitled to a refund of prepaid unused subscription or support and maintenance fees. To date, the Company has not experienced any significant failures to meet defined support response times or SaaS uptimes pursuant to those agreements and, as a result, the Company has not accrued any liabilities related to these agreements in the consolidated financial statements.

From time to time, the Company enters into certain types of contracts in which it assumes contingent indemnification obligations in respect to third-party claims. These contracts primarily relate to agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary, and the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations as of December 31, 2021 and 2020
Legal Matters
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
10. Income Taxes
The components of loss before income taxes are as follows (in thousands):

	December 31,
	2021	2020	2019
Domestic	$(25,163)	$(29,166)	$(19,548)
International	(21,721)	(12,063)	(19,345)
Total loss before income taxes	$(46,884)	$(41,229)	$(38,893)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	56	27	26
Foreign	828	538	(2,011)
Total	884	565	(1,985)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total	—	—	—
Provision for (benefit from) income taxes	$884	$565	$(1,985)
The foreign current income tax benefit in 2019 was due to a net operating loss carryback in the United Kingdom. For the years ended December 31, 2021, 2020 and 2019, the federal statutory income tax rate of 21% differs from the effective tax rate primarily due to the valuation allowance.
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate (in thousands):

	December 31,
	2021	2020	2019
Pre-tax loss	$(46,884)	$(41,229)	$(38,893)

Federal tax at statutory rate	(9,846)	(8,658)	(8,168)
Stock-based compensation	(3,102)	24	172
Revaluation of preferred warrants and option	2,110	1,542	—
Foreign rate difference	(5,382)	(670)	1,110
Change in valuation allowance	18,389	8,936	5,085
State taxes	(1,343)	(785)	(414)

Other	58	176	230
Tax expense (benefit)	$884	$565	$(1,985)
Significant components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Stock-based compensation	$2,756	$1,380
Accruals and reserves	3,693	2,746
Deferred revenue	228	447
Net operating loss carryforwards – domestic	30,221	20,508
Net operating loss carryforwards – foreign	28,245	20,733
Property and equipment	307	291
Operating lease liabilities	2,529	—
Tax basis intangible assets	3,202	2,921
	71,181	49,026
Valuation allowance	(65,404)	(47,015)
Deferred tax assets, net of valuation allowance	5,777	2,011
Deferred tax liabilities:
Operating lease right-of-use assets	(2,489)	—
Deferred costs	(3,074)	(1,771)
Other	(214)	(240)
	(5,777)	(2,011)
Net deferred tax assets/(liabilities)	$—	$—
The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Due to the weight of objectively verifiable negative evidence, including its history of losses, the Company believes that it is more likely than not that its deferred tax assets will not be realized. The valuation allowance increased by approximately $18.4 million and $8.9 million for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company had approximately $123.6 million and $85.4 million of federal and state net operating loss carryforwards, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2031 if not utilized, and the state net operating loss carryforwards will expire at various dates beginning in 2032 if not utilized. As of December 31, 2021, the Company had approximately $121.1 million of foreign net operating loss carryforwards, predominantly in Norway and the United Kingdom. The foreign net operating loss carryforwards do not expire. As of December 31, 2021, the Company had approximately $4.2 million and $1.5 million related to U.S. Federal and California R&D credits, respectively. The federal R&D credits will expire at various dates beginning in 2033 if not utilized, and the California R&D credits do not expire.
As of December 31, 2021, the Company had uncertain tax positions of $4.2 million and $1.5 million respectively, related to U.S Federal and California R&D credits and $0.1 million of uncertain tax positions related to foreign jurisdictions. As of December 31, 2020, the Company had uncertain tax positions of $1.8 million and $0.9 million related to U.S. Federal and California R&D credits, respectively and $0.1 million related to foreign jurisdictions. As of December 31, 2021, the unrecognized tax benefits related to U.S. Federal and California R&D credits, if realized, would not impact the effective tax rate because of the valuation allowances and the uncertain tax position related to foreign jurisdictions as of December 31, 2021 would impact the effective tax rate if realized. The Company expects to perform a research and development tax credit study starting in 2022. Currently any resulting change in the uncertain tax position relating to research and development tax credits cannot be reasonably estimated and would not impact the effective tax rate due to valuation allowances. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not accrue any material interest or penalties during 2021 and 2020.

A reconciliation of beginning and ending amount of unrecognized tax benefit was as follows (in thousands):

	December 31,
	2021	2020	2019
Gross amount of unrecognized tax benefits as of the beginning of the year	$2,811	$2,184	$1,794
Additions based on tax positions related to a prior year	853	—	61
Additions based on tax positions related to the current year	2,154	627	329
Reductions based on tax positions related to a prior year	(32)	—	—
Gross amount of unrecognized tax benefits as of the end of the year	$5,786	$2,811	$2,184
The Company files income tax returns in the U.S. and foreign jurisdictions and is subject to income tax examinations by taxing authorities in federal, state and foreign jurisdictions with varying statutes of limitations. The federal statute of limitations is three years and the state statutes of limitations are three to four years. Due to net operating loss carryforwards, the federal and state statutes of limitations remain open for tax years 2011 and thereafter. Foreign statute of limitations vary by country with open tax years ranging from 2012 - 2021.
Under Section 382 of the Tax Reform Act of 1986, the Company’s domestic net operating loss carryforwards may be limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. The impact of any limitations that may be imposed due to such ownership changes has not been determined.
On December 22, 2017, the United States passed the Tax Cuts and Jobs Act (the “Tax Act”) which enacts a broad range of changes to the US Tax Code. The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The Company recognizes the expense related to GILTI in the year the tax is incurred.

11. Stock-based Compensation
A summary of the Company’s stock-based compensation expense as recognized on the consolidated statements of operations is presented in thousands below:

	Years ended December 31,
	2021	2020	2019
Cost of revenue	$617	$166	$102
Research and development	1,924	1,307	455
Sales and marketing	3,495	1,794	1,050
General and administrative	4,630	2,917	1,885
Total stock-based compensation expense	$10,666	$6,184	$3,492
2021 Equity Incentive Plan

In September 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the 2012 Equity Incentive Plan (the “2012 Plan”) with the purpose of granting stock-based awards to employees, directors, officers and consultants such as stock options, restricted stock awards and restricted stock units (RSUs). The Company’s compensation committee administers the 2021 Plan. A total of 7,276,000 shares of Class A common stock were initially available for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan will also include a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this sentence is 14,913,309 shares). The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan is subject to an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 8,085,000 shares; (ii) 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount as the Company’s board of directors may determine.

2012 Equity Incentive Plan

The 2012 Plan, which was recently amended in March 2021, was terminated in September 2021, in connection with the adoption of the Company’s 2021 Plan, and stock-based awards are no longer granted under the 2012 Plan. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

The Company’s 2012 Plan permitted the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”) and stock appreciation rights. As of December 31, 2021, the Company has not issued any stock appreciation rights. The Company issued 240,000 and 111,111 RSUs in 2016 and 2018, respectively. The vesting terms included time, service and performance conditions and the occurrence of a liquidity event. Upon the Company’s IPO, a liquidity event which occurred in September, 2021, stock-based compensation expense of $0.9 million was recognized for the RSUs.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective concurrent with the completion of the IPO, and established an initial reserve of 1,617,000 shares of common stock. The 2021 ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 1,617,000 shares; (ii) 1% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount determined by the plan administrator. As of December 31, 2021, no shares had been granted under the 2021 ESPP.
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

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2021, was $47.2 million. There were no RSUs granted in 2020 and 2019. As of December 31, 2021, there was $45.4 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 3.9 years using the straight-line method. A summary of the Company’s unvested RSUs and activity for the year ended December 31, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	351,111	$2.54
Granted	1,716,193	27.49
Vested	(336,111)	2.54
Canceled	(28,469)	27.49
Outstanding at December 31, 2021	1,702,724	27.49

Stock Options

A summary of the Company’s stock option activity and related information for the year ended December 31, 2021 is as follows:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	15,114,560	$3.15	6.7	$70,413
Options granted	2,443,785	14.30
Options exercised	(2,510,947)	1.97
Options cancelled	(827,811)	6.11
Balances as of December 31, 2021	14,219,587	5.10	6.4	306,981
As of December 31, 2021
Vested and expected to vest	14,219,587	5.10	6.4	306,981
Vested and exercisable	8,907,499	2.95	5.3	211,435
As of December 31, 2021, there was $24.4 million of unrecognized compensation expense related to non-vested stock options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 3.0 years.
2021 Employee Stock Purchase Plan
All stock-based compensation to employees, including the purchase rights issued under the Company's 2021 ESPP, is based on the fair value of the awards on the date of grant. This cost is recognized as an expense following the straight-line attribution method, over the requisite service period and over the offering period, for the purchase rights issued under the 2021 ESPP. See Note 2. Summary of Significant Accounting Policies for a discussion of the the assumptions used to estimate the fair value of the purchase rights.

12. Redeemable Convertible Preferred Stock and Related Warrants and Option
Upon closing of the IPO, all 42,778,408 shares of the Company’s then-outstanding redeemable convertible preferred stock, including the option to purchase 1,935,789 shared which was exercised in April 2021, automatically converted to a one-to-one basis to shares of Class B common stock.

Significant terms of the outstanding redeemable convertible preferred stock at December 31, 2020, were as follows (in thousands, except share amounts):

	Shares		Carrying Value
	Authorized	Issued and Outstanding
Series A	6,952,382	6,952,382	$7,017
Series B	9,108,214	9,108,214	15,028
Series C	5,785,212	5,589,220	29,836
Series D	9,711,291	9,495,659	87,853
Series E	10,000,000	9,697,144	91,769
Balance at December 31, 2020	41,557,099	40,842,619	$231,503
Preferred Stock
In connection with the IPO, the Company amended and restated its certificate of incorporation, which authorized 100,000,000 shares of undesignated preferred stock, with a par value of $0.001. As of December 31, 2021, there were 100,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.
Preferred Stock Warrants

On September 24, 2021, after the closing of the Company’s IPO, the warrants to purchase 411,624 shares of preferred stock, all related to the Company’s debt, were exercised in a cashless exercise for a net amount of $344,085 Class B common stock.

13. Stockholders’ Equity (Deficit)

Common Stock
The Company has two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, the Company amended and restated its certificate of incorporation and authorized 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.001 per share, and are referred to collectively as the Company’s common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
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

14. Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares (including Class A common stock and Class B common stock in 2021 and common stock in 2020 and 2019) outstanding would have been anti-dilutive.

The following outstanding potentially dilutive ordinary shares (including Class A common stock and Class B common stock in 2021 and common stock in 2020 and 2019) were excluded from the computation of diluted net loss per share attributable to ordinary stockholders for the periods presented, as their effect would have been antidilutive:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Redeemable convertible preferred stock	—	40,843	31,145
Stock options	10,601	6,289	5,514
Restricted stock units	155	351	351
Convertible preferred stock warrants and option	—	2,347	412
Other awards including contingently issuable shares	55	100	145
Total anti-dilutive shares	10,811	49,930	37,567

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company. We have not presented net loss per share under the two-class method for our Class A common stock and Class B common stock in 2021 and common stock in 2020 and 2019 because it would be the same for each class due to equal dividend and liquidation rights for each class.

15. Related Party Transactions
In April 2020, the Company sold an aggregate of 4,409,596 shares of our Series E redeemable convertible preferred stock to related party investors at a purchase price of $9.6453 per share, for an aggregate purchase price of $42.5 million.
In April 2021, the Company sold an aggregate of 1,935,789 shares of our Series E-1 redeemable convertible preferred stock to a related party investor at a purchase price of $10.3317 per share, for an aggregate purchase price of $20.0 million.
KKR & Co. Inc. (“KKR”) is a U.S.-based investment firm that controls the funds which own approximately 5.4% of the Company’s capital stock and has representation on the ForgeRock Board of Directors. ForgeRock has revenue arrangements with a KKR affiliate in which KKR acquired a significant level of ownership during the fourth quarter of 2020. During the year ended December 31, 2021, the Company recognized revenue of $4.6 million from software license agreements with this KKR affiliate. The Company had $1.5 million in accounts receivable recorded related to these agreements at December 31, 2021.

16. Subsequent Events
On February 20, 2022 the Company granted approximately 1.7 million RSUs to certain employees. Based on the grant date fair value of the awards, the Company expects approximately $23.0 million of stock-based compensation expense to be recognized on a straight-line basis over the awards’ vesting period of four years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this item is incorporated by reference to the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 (the “2022 Proxy Statement”).

Code of Business Conduct and Ethics
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors. The full text of our code of conduct is available on our investor relations website at investor.forgerock.com under "Governance Documents" We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the 2022 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

Documents filed as part of this Annual Report on Form 10-K are as follows:
1.Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or notes thereto.

Exhibits
The following documents are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated below.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-40787	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the registrant.	10-Q	001-40787	3.2	November 12, 2021
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-259016	4.1	September 7, 2021
4.2	Amended and Restated Investors’ Rights Agreement, among the registrant and certain holders of its capital stock, dated as of April 6, 2020, as amended on April 21, 2021.	S-1	333-259016	4.2	August 23, 2021
4.3*	Description of Capital Stock.
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-259016	10.1	August 23, 2021
10.2+	ForgeRock, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-259016	10.2	September 7, 2021
10.3+	ForgeRock, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-259016	10.3	September 7, 2021
10.4+	ForgeRock, Inc. 2012 Equity Incentive Plan and related form agreements.	S-1/A	333-259016	10.4	September 7, 2021
10.6+	ForgeRock, Inc. 2021 Executive Incentive Compensation Plan and related form agreements.	S-1	333-259016	10.5	August 23, 2021
10.7+	Outside Director Compensation Policy.	S-1	333-259016	10.6	August 23, 2021
10.8+	Change in Control and Severance Policy and related form agreements.	S-1	333-259016	10.7	August 23, 2021
10.9+	Confirmatory Employment Letter between the registrant and Francis Rosch, dated as of September 2, 2021.	S-1/A	333-259016	10.8	September 7, 2021
10.10+	Confirmatory Employment Letter between the registrant and John Fernandez, dated as of September 2, 2021.	S-1/A	333-259016	10.9	September 7, 2021
10.11+*	Confirmatory Employment Letter between the registrant and Peter Barker, dated as of March 7, 2022.
10.12*	Amended and Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, dated as of March 11, 2020.	S-1/A	333-259016	10.11	September 7, 2021
10.13	Office Lease Agreement between CA-Mission Street Limited Partnership and the registrant, dated as of November 19, 2014.	S-1	333-259016	10.14	August 23, 2021
10.14	First Amendment to Lease between the registrant and CA-Mission Street Limited Partnership, dated November 8, 2021.	10-Q	001-40787	10.9	November, 12, 2021
21.1*	List of subsidiaries of the registrant.	S-1	333-259016	21.1	August 23, 2021
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature pages hereto.)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________
#    Previously submitted.
*To be filed by amendment. All other exhibits are submitted herewith.
+    Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2022

FORGEROCK, INC.

By:	/s/ Francis Rosch
Francis Rosch
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Francis Rosch, John Fernandez and Sam Fleischmann, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis Rosch	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2022
Francis Rosch

/s/ John Fernandez	Chief Financial Officer and Executive Vice President of Global Operations	March 9, 2022
John Fernandez
(Principal Financial Officer and Principal Accounting Officer)

/s/ David DeWalt	Director	March 9, 2022
David DeWalt

/s/ Johanna Flower	Director	March 9, 2022
Johanna Flower

/s/ Bruce Golden	Director	March 9, 2022
Bruce Golden

/s/ Paul Madera	Director	March 9, 2022
Paul Madera

/s/ Arun Mathew	Director	March 9, 2022
Arun Mathew

/s/ Alex Ott	Director	March 9, 2022
Alex Ott

Signature	Title	Date

/s/ Jeff Parks	Director	March 9, 2022
Jeff Parks

/s/ Rinki Sethi	Director	March 9, 2022
Rinki Sethi

/s/ Maria Walker	Director	March 9, 2022
Maria Walker

/s/ Warren Weiss	Director	March 9, 2022
Warren Weiss

/s/ Dave Welsh	Director	March 9, 2022
Dave Welsh