Form 10-Q
period 2022-03-31
ForgeRock, Inc.
filed 2022-05-12
CIK 1543916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022, there were 33,538,463 shares of the registrant's Class A common stock outstanding and 50,742,586 shares of the registrant's Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or ForgeRock’s future financial or operating performance. In some cases, you can identify forward looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates,” “going to,” "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern ForgeRock’s expectations, strategy, priorities, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•the impact of the ongoing geopolitical tensions related to Russia’s actions in Ukraine on our business, including inflationary pressures and interest rate risks;
•our ability to manage and insure risk associated with our business;
•our expectations regarding new and evolving markets;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform and protect against data breaches and other security incidents;
•our expectations and management of future growth;
•our ability to continue to expand internationally and our exposure to fluctuations in foreign currencies;
•our expectations concerning relationships with third parties, including channel, system integrator and technology partners;
•our ability to obtain, maintain, protect, enhance, defend or enforce our intellectual property;
•our ability to utilize open source software in our platform and offerings;
•our ability to successfully acquire and integrate companies and assets;
•the attraction and retention of qualified employees and key personnel, including our direct sales force;
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$91,580	$128,381
Short-term investments	272,785	241,411
Accounts receivable, net of allowance for credit losses of $29 and $34, respectively	37,628	55,999
Contract assets	18,932	19,670
Deferred commissions	7,783	8,457
Prepaid expenses and other assets	10,563	9,787
Total current assets	439,271	463,705
Deferred commissions	16,369	15,601
Property and equipment, net	2,694	2,463
Operating lease right-of-use assets	11,417	12,626
Contract and other assets	3,199	2,783
Total assets	$472,950	$497,178
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,584	$2,039
Accrued expenses	4,551	5,016
Accrued compensation	18,152	22,359
Current portion of operating lease liability	1,112	1,820
Deferred revenue	64,910	67,222
Other liabilities	1,637	2,258
Total current liabilities	91,946	100,714
Long-term debt	39,515	39,483
Long-term operating lease liability	10,569	11,037
Deferred revenue	2,879	8,172
Other liabilities	1,724	1,646
Total liabilities	146,633	161,052
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock; $0.001 par value; 1,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 32,340 and 28,892 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	32	29
Class B common stock; $0.001 par value; 500,000 shares authorized as of March 31, 2022 and December 31, 2021, 51,916 and 53,761 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	52	54
Additional paid-in capital	601,834	593,196
Accumulated other comprehensive income	4,694	6,672
Accumulated deficit	(280,295)	(263,825)
Total stockholders’ equity	326,317	336,126
Total liabilities and stockholders’ equity	$472,950	$497,178
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription term licenses	$19,659	$21,081
Subscription SaaS, support & maintenance	26,185	18,364
Perpetual licenses	86	555
Total subscriptions and perpetual licenses	45,930	40,000
Professional services	2,163	850
Total revenue	48,093	40,850
Cost of revenue:
Subscriptions and perpetual licenses	5,853	3,647
Professional services	2,850	2,889
Total cost of revenue	8,703	6,536
Gross profit	39,390	34,314
Operating expenses:
Research and development	14,479	10,435
Sales and marketing	26,978	20,242
General and administrative	13,545	8,247
Total operating expenses	55,002	38,924
Operating loss	(15,612)	(4,610)
Foreign currency gain (loss)	435	(352)
Fair value adjustment on warrants and preferred stock tranche option	—	(3,578)
Interest expense	(899)	(1,180)
Other, net	68	(196)
Interest and other expense, net	(396)	(5,306)
Loss before income taxes	(16,008)	(9,916)
Provision for income taxes	462	170
Net loss	$(16,470)	$(10,086)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.41)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	83,766	24,419
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(16,470)	$(10,086)
Other comprehensive income (loss), net of tax:
Net change in unrealized loss on available-for-sale securities	(1,686)	(15)
Foreign currency translation adjustment	(292)	(695)
Total comprehensive loss	$(18,448)	$(10,796)
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

Three Months Ended March 31, 2022 and 2021
	Redeemable convertible preferred stock		Class A and Class B common stock and Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	40,842,619	$231,503	24,185,622	$24	$20,602	$5,253	$(216,057)	$(190,178)
Stock-based compensation expense	—	—	—	—	1,524	—	—	1,524
Exercise of common stock options	—	—	591,000	1	1,657	—	—	1,658
Unrealized loss on available-for-sale securities	—	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	—	—	(695)	—	(695)
Net loss	—	—	—	—	—	—	(10,086)	(10,086)
Balances at March 31, 2021	40,842,619	$231,503	24,776,622	$25	$23,783	$4,543	$(226,143)	$(197,792)

Balances at December 31, 2021	—	$—	82,648,825	$83	$593,196	$6,672	$(263,825)	$336,126
Stock-based compensation expense	—	—	—	—	6,460	—	—	6,460
Exercise of common stock options	—	—	1,602,727	1	2,178	—	—	2,179
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1,686)	—	(1,686)
Foreign currency translation adjustment	—	—	—	—	—	(292)	—	(292)
Net loss	—	—	—	—	—	—	(16,470)	(16,470)
Balances at March 31, 2022	—	$—	84,251,552	$84	$601,834	$4,694	$(280,295)	$326,317
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(16,470)	$(10,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	280	269
Noncash operating lease expense	535	446
Stock-based compensation expense	6,460	1,524
Amortization of deferred commissions	3,991	3,325
Foreign currency remeasurement gain	(620)	(337)
Change in fair value of redeemable convertible preferred stock warrant liability	—	1,198
Change in fair value of preferred stock tranche option liability	—	2,346
Amortization of premium / discount on short-term investments	646	—
Other	102	139
Changes in operating assets and liabilities:
Deferred commissions	(4,085)	(3,614)
Accounts receivable	17,321	10,863
Contract and other non-current assets	(122)	(3,653)
Prepaid expenses and other current assets	(893)	(2,777)
Operating lease liabilities	(499)	(656)
Accounts payable	(436)	1,125
Accrued expenses and other liabilities	(4,640)	(1,917)
Deferred revenue	(6,040)	(5,292)
Net cash used in operating activities	(4,470)	(7,097)
Investing activities:
Purchases of property and equipment	(488)	(154)
Purchases of short-term investments	(52,994)	(47,413)
Maturities of short-term investments	14,452	—
Sales of short-term investments	4,836	—
Net cash used in investing activities	(34,194)	(47,567)
Financing activities:
Payment of offering costs	(141)	—
Proceeds from exercises of employee stock options	2,179	1,658
Principal repayments on debt	—	(18)
Net cash provided by financing activities	2,038	1,640
Effect of exchange rates on cash and cash equivalents and restricted cash	(200)	(437)
Net decrease in cash, cash equivalents and restricted cash	(36,826)	(53,461)
Cash, cash equivalents and restricted cash, beginning of year	128,437	100,042
Cash, cash equivalents and restricted cash, end of period	$91,611	$46,581
Supplementary cash flow disclosure:
Cash paid for interest	$524	$616
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$91,580	$46,558
Restricted cash included in prepaids and other current assets	31	23
Total cash and cash equivalents and restricted cash	$91,611	$46,581

Short-term investments, end of period	$272,785	$47,311
See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Company and Background

ForgeRock, Inc. (“ForgeRock”, the “Company”, “we” or “us”) is a modern digital identity platform transforming the way enterprises secure, manage, and govern the identities of customers, employees and partners, APIs, microservices, devices, and Internet of Things (“IoT”). Organizations adopt the ForgeRock Identity Platform as their digital identity system of record to enhance data security and sovereignty as well as improve performance. ForgeRock’s identity platform provides a full suite of identity management, access management, identity governance, and artificial intelligence (“AI”)-powered autonomous identity solutions. The Company is headquartered in San Francisco, California and has operations in Canada and the United States of America (collectively referred to as Americas), France, Germany, Norway and the United Kingdom (collectively referred to as EMEA), Australia, New Zealand and Singapore (collectively referred to as APAC). The Company was formed in Norway in 2009 and incorporated in Delaware in February 2012.

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accompanying interim condensed consolidated financial statements include the accounts of ForgeRock and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, comprehensive loss, and redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021 and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 and the related footnote disclosures are unaudited. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K on file with the SEC (“Annual Report”).

The interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that are necessary to state fairly the consolidated financial position of the Company as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). These accounting principles require us to make certain estimates and assumptions. The significant estimates and assumptions include but are not limited to (i) standalone selling price (“SSP”) in revenue recognition, (ii) valuation allowance on deferred taxes, (iii) valuation of stock-based compensation and (iv) valuation of the Company’s common stock prior to the Company’s initial public offering of common stock (IPO) in September 2021. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material.

The COVID-19 pandemic has resulted in a sustained global slowdown of economic activity that has decreased demand for certain goods and services, including possibly from the Company’s customers. While we have not experienced significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2022, we are unable to accurately predict the extent to which the ongoing COVID-19 pandemic may impact our business, results of operations and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. If the pandemic or its impact changes, the Company’s judgments or estimates will also change, and those changes could materially impact the Company’s condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Except for the policies updated below, including the accounting policies for credit losses and income taxes that were updated below as a result of the Company adopting the FASB Accounting Standards Updates (“ASU”) Financial Instruments—Credit Losses (“Topic 326”) and Income Taxes (Topic “740”), respectively, on January 1, 2022, there have been no significant changes from the significant accounting policies disclosed in in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of the Annual Report.

Cash Equivalents

Cash consists primarily of cash on deposit with. banks. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase.

The Company monitors its credit risk by considering factors such as historical experience, credit ratings, current economic conditions, and reasonable and supportable forecasts.

Short-term Investments

Short-term investments consist primarily of money market funds, U.S. treasury bonds, commercial paper, corporate debt and asset-backed securities. The Company’s policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The Company classifies its short-term investments as available-for-sale securities at the time of purchase and reevaluates such classification at each balance sheet date. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations.

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three months ended March 31, 2022 and 2021.

Interest income is reported within Other, net in the condensed consolidated statements of operations. Realized gains and losses are determined based on the specific identification method and are reported in Other, net in the consolidated statements of operations.

Accounts Receivable, Contract Assets and Allowances

Accounts receivable are recorded at the invoiced amount, net of allowances for expected credit losses. Effective January 1, 2022, the Company reports accounts receivable and contract assets net of an allowance for expected credit losses in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”), while prior period amounts continue to be reported in accordance with previously applicable GAAP. These allowances are based on the Company’s assessment of the collectability of accounts by considering the age of each outstanding invoice, the collection history of each customer, and an evaluation of current expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. We assess collectability by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. Amounts deemed uncollectible are recorded as an allowance for expected credit losses in the condensed consolidated balance sheets with an offsetting decrease in deferred revenue or a charge to general and administrative expense in the condensed consolidated statements of operations.

Collaborative Arrangements

The Company has entered into collaborative arrangements with two partners in order to develop future versions of and enhance the features and functionality of its identity software and SaaS services. These arrangements have been determined to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. These arrangements also include research, development and commercial activities. The terms of the Company’s collaborative arrangements include (i) revenue on sales of licensed products, (ii) royalties on net sales of licensed products, (iii) reimbursements for research and development expenses, and (iv) sales-based milestone warrants which expire after ten years. In the quarters ended March 31, 2022 and 2021, the Company had recognized revenue of $1.3 million and $0.7 million and royalty expenses of $0.3 million and $0.3 million related to collaborative arrangements, respectively.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), which changes the existing incurred loss impairment model for financial assets held at amortized cost. The new model uses a forward-looking expected loss method to calculate credit loss estimates. ASU 2016-13 also modified the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments – Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption is permitted. The Company adopted the requirements of ASU 2016-13 as of January 1, 2022 on a modified retrospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740. As an emerging growth company, ASU 2019-12 is effective for fiscal years beginning January 1, 2022, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2022. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

3. Segment and Revenue Disclosures
Segment Reporting:
Revenue by geographic region is based on the delivery address of the customer and is summarized in the below table (in thousands):

	Three Months Ended March 31,
	2022	2021
Americas	$24,751	$21,326
EMEA	17,101	14,804
APAC	6,241	4,720
Total Revenue	$48,093	$40,850

The Company’s revenue from the United States was $22.4 million for the three months ended March 31, 2022. The Company’s revenue from the United States was $19.4 million for the three months ended March 31, 2021. The Company’s revenue from the United Kingdom was $4.8 million for the three months ended March 31, 2022. The Company’s revenue from the United Kingdom did not exceed 10% of the Company’s total revenue for the three months ended March 31, 2021. No other individual country exceeded 10% of the Company’s total quarterly revenue.

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

	Three Months Ended March 31,
	2022	2021
Revenue:
Multi-year term licenses	$8,186	$12,131
1-year term licenses	11,473	8,950
Total subscription term licenses	19,659	21,081
Subscription SaaS, support and maintenance	26,185	18,364
	45,844	39,445
Perpetual licenses	86	555
Total subscriptions and perpetual licenses	45,930	40,000
Professional services	2,163	850
Total Revenue	$48,093	$40,850
Contract Assets and Deferred Revenue
Contract assets and deferred revenue from contracts with customers were as follows (in thousands):

	March 31, 2022	December 31, 2021
Contract assets	$19,982	$20,508
Deferred revenue	67,789	75,394

Generally, the Company invoices its customers at the time a customer enters into a binding contract. However, the Company may offer invoicing and payment installments for certain multi-year arrangements. In these instances, timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are recorded when revenue is recognized prior to invoicing. Contract assets are transferred to accounts receivable upon customer invoicing. Beginning of the period contract asset amounts transferred to accounts receivable during the period were $6.4 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively.

Deferred revenue is recorded when invoicing occurs before revenue is recognized. Deferred revenue recognized that was included in the deferred revenue balance at the beginning of the period was $28.4 million and $16.0 million for the three months ended March 31, 2022 and 2021, respectively.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) represents transaction price allocated to still unsatisfied or partially satisfied performance obligations. Those obligations are recorded as deferred revenue or contractually stated or committed orders under multi-year billing plans for subscription and perpetual licenses, Software as a Service (“SaaS”) and support and maintenance contracts for which the associated deferred revenue has not yet been recorded.

As of March 31, 2022, total remaining non-cancellable performance obligations under the Company’s subscriptions and perpetual license contracts with customers was approximately $157.1 million. Of this amount, the Company expects to recognize revenue of approximately $93.0 million, or 59%, over the next 12 months, with the balance to be recognized as revenue thereafter.

The Company excludes the transaction price allocated to RPOs that have original expected durations of one year or less such as professional services and training.

Contract Costs
The following table summarizes the account activity of deferred commissions for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$24,058	$14,748
Additions to deferred commissions	4,085	3,578
Amortization of deferred commissions	(3,991)	(3,325)
Ending balance	$24,152	$15,001

	March 31, 2022	December 31, 2021
Deferred commissions, current	$7,783	$8,457
Deferred commissions, noncurrent	16,369	15,601
Total deferred commissions	$24,152	$24,058

Concentrations of Credit Risk, Significant Customers and Third Party Hosted Services

Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are currently held in one financial institution and, at times, may exceed federally insured limits.

Major Customers

As of March 31, 2022 one customer represented 12.8% of accounts receivable. As of December 31, 2021, no single customer represented greater than 10% of accounts receivable. The Company does not require collateral to secure trade receivable balances. For the three months ended March 31, 2022 and 2021, no single customer represented greater than 10% of revenue.

Third Party Hosted Services

The Company relies on the technology, infrastructure, and software applications, including software-as-a-service offerings, of third parties in order to host or operate certain key products and functions of its business.

4. Fair Value Measurements

ASC 820, Fair Value Measurements (“ASC 820”), defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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
The following table represents the fair value hierarchy for the Company’s financial assets and liabilities held by value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$58,121	$—	$—	$58,121
Total cash equivalents	58,121	—	—	58,121
Commercial paper	—	76,286	—	76,286
Asset-backed securities	—	46,202	—	46,202
Corporate debt securities	—	89,503	—	89,503
U.S. treasury bonds	—	60,794	—	60,794
Total short-term investments	—	272,785	—	272,785
Total cash equivalents and short-term investments	$58,121	$272,785	$—	$330,906

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$98,333	$—	$—	$98,333
Total cash equivalents	98,333	—	—	98,333
Commercial paper	—	78,448	—	78,448
Asset-backed securities	—	51,587	—	51,587
Corporate debt securities	—	85,084	—	85,084
U.S. treasury bonds	—	26,292	—	26,292
Total short-term investments	—	241,411	—	241,411
Total cash equivalents and short-term investments	$98,333	$241,411	$—	$339,744

All of the Company’s money market funds are classified as Level 1 in the fair value hierarchy as the valuation is based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets. For certain of the Company’s financial instruments, including cash held in banks, accounts receivable, accounts payable and accrued expense, the carrying amounts approximate fair value due to their short maturities, and are, therefore, excluded from the fair value tables above.

5. Cash Equivalents and Short-Term Investments

The amortized cost, unrealized loss and estimated fair value of the Company’s cash equivalents and short-term investments as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash Equivalents:
Money market funds	$58,121	$—	$—	$58,121
Total cash equivalents	58,121	—	—	58,121
Short-term investments
Commercial paper	76,286	—	—	76,286
Asset-backed securities	46,722	—	(520)	46,202
Corporate debt securities	90,509	—	(1,006)	89,503
U.S. Treasury bonds	61,545	—	(751)	60,794
Short-term investments	275,062	—	(2,277)	272,785
Total	$333,183	$—	$(2,277)	$330,906

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Cash Equivalents:
Money market funds	$98,333	$—	$—	$98,333
Total cash equivalents	98,333	—	—	98,333
Short-term investments
Commercial paper	78,448	—	—	78,448
Asset-backed securities	51,745	—	(158)	51,587
Corporate debt securities	85,365	—	(281)	85,084
U.S. treasury bonds	26,444	—	(152)	26,292
Short-term investments	242,002	—	(591)	241,411
Total	$340,335	$—	$(591)	$339,744

All short-term investments were designated as available-for-sale securities as of March 31, 2022 and December 31, 2021.

The following table presents the contractual maturities of the Company’s short-term investments as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$186,545	$185,811
Due between one to five years	88,517	86,974
Total	$275,062	$272,785

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$142,950	$142,868
Due between one to five years	99,052	98,543
Total	$242,002	$241,411

As of March 31, 2022, the Company did not have any unsettled purchases or unsettled maturities of short-term investments.

The Company had short-term investments with a market value of $194.3 million in unrealized loss positions as of March 31, 2022. The Company has not incurred unrealized losses for greater than 12 months on its short-term investments. Gross unrealized losses from available-for-sale securities were $2.3 million as of March 31, 2022 and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2022.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non- credit related factors. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of March 31, 2022.

6. Leases

The Company primarily has operating leases for office space. The leases expire on various dates between 2022 and 2029, some of which could include options to extend the lease. Options to extend the lease term are included in the lease term when it is reasonably certain that ForgeRock will exercise the extension option. Leases with a term of one year or less are not recognized on the Company’s condensed consolidated balance sheets, while the associated lease payments are recorded in the condensed consolidated statements of operations on a straight-line basis over the lease term. The Company’s leases do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

Three Months Ended March 31, 2022
Operating lease expense	$673
Variable lease expense	175
Total lease expense	$848

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed consolidated statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases:

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$609
Weighted-average remaining lease term (years)
Operating leases	6.8
Weighted-average discount rate
Operating leases	5.3%

The following table summarizes the maturities of lease liabilities as of March 31, 2022 (in thousands):

2022 (9 months remaining)	$1,826
2023	2,254
2024	2,137
2025	1,915
2026	1,773
Thereafter	4,872
Total future minimum lease payments	14,777
Less: Imputed interest	(3,096)
Present value of future minimum lease payments	11,681
Less: Current portion of operating lease liability	(1,112)
Long-term operating lease liability	$10,569

7. Debt
The following table presents total debt outstanding (in thousands, except interest rates):

	March 31, 2022		December 31, 2021
	Amount	Interest Rate	Amount	Interest Rate
$10.0 million March 2019	$10,000	8.00%	$10,000	8.00%
$10.0 million September 2019	10,000	8.00%	10,000	8.00%
$10.0 million December 2020	10,000	8.00%	10,000	8.00%
$10.0 million March 2020	10,000	8.00%	10,000	8.00%
Less: debt discount	(485)		(517)
Total debt, net of debt discount	39,515		39,483
Less: current portion	—		—
Total long-term debt	$39,515		$39,483

In September 2021, the Company executed an amendment to the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. (“TriplePoint”) and TriplePoint Capital LLC (the “A&R Loan Agreement”), which amends and restates the Loan and Security Agreement entered into in March 2016 with TriplePoint. The payments on all cash advances are interest only. The A&R Loan Agreement became effective once the registration statement in connection with the initial public offering was declared effective on September 16, 2021. The key provisions of the amendment include: (1) a covenant requiring the maintenance of a $20.0 million cash balance when an event of default exits, (2) change in the interest rate for outstanding term loan to be eight percent (8.00%) per annum on the existing loans, (3) extension of the maturity dates by twenty-four months, (4) change in the prepayment penalties and (5) and a change in the prepayment premium. The principal will be due at the end of the term of the respective advance. The A&R Loan Agreement is secured by substantially all the Company’s assets, excluding its intellectual property, which was subject to a negative pledge. The A&R Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, including, among other things, restrictions on indebtedness, liens, investments, dividends and other distributions.

The A&R Loan Agreement was accounted for as a modification and not an extinguishment as the terms of the Company’s outstanding debt were not substantially different from the original terms. The Company amortizes the debt issuance costs as interest expense using the effective interest method over the remaining term of the loan.

As of March 31, 2022 and December 31, 2021, accrued interest for the end-of term payments was $1.7 million and $1.6 million, respectively. The annualized effective interest rate on debt was 8.97% and 10.75% for the three months ended March 31, 2022 and year ended December 31, 2021, respectively. As of March 31, 2022, the Company was in compliance with the covenants set forth in the A&R Loan Agreement.

Future principal payments on outstanding borrowings as of March 31, 2022 are as follows:

Years ending:
2022 (9 months remaining)	$—
2023	—
2024	—
2025	—
2025	30,000
2026	10,000
Total	$40,000

8. Commitments and Contingencies

Letters of Credit

As of March 31, 2022 and December 31, 2021, the Company had outstanding letters of credit under an office lease agreement that totaled $0.6 million, which primarily guaranteed early termination fees in the event of default. The letters of credit are not collateralized.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, information technology operations and marketing events. Total noncancellable purchase commitments as of March 31, 2022 were approximately $56.9 million as follows:

2022	$9,284
2023	22,571
2024	25,000
$56,855

Employee Benefit Plans

The Company has a 401(k) Savings Plan (“the 401(k) Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The 401(k) Plan and other pension plans that the Company provides or is mandated to provide are all defined contribution plans. During the three months ended March 31, 2022 and 2021, the Company’s 401(k) and other pension plan contributions were $1.1 million and $0.8 million, respectively.

Warranties and Guarantees

The Company’s software and software-as-a-service (“SaaS”) offerings are generally warrantied to perform materially in accordance with the Company’s documentation under normal use and circumstances. To date, the Company has not incurred significant costs and has not accrued a liability in the accompanying condensed consolidated financial statements as a result of these obligations.

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

The Company has not been obligated to make any payments for contingent indemnification obligations in respect to third-party claims, and no liabilities have been recorded for these obligations as of March 31, 2022.

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

9. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded a tax provision of $0.5 million and $0.2 million, respectively. The effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against deferred tax assets.

10. Stock-based Compensation

A summary of the Company’s stock-based compensation expense as recognized on the condensed consolidated statements of operations is presented in thousands below:

	Three months ended March 31,
	2022	2021
Cost of revenue	$517	$74
Research and development	1,400	269
Sales and marketing	2,258	420
General and administrative	2,285	761
Total stock-based compensation	$6,460	$1,524

2021 Equity Incentive Plan

In September 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the 2012 Equity Incentive Plan (the “2012 Plan”) with the purpose of granting stock-based awards to employees, directors, officers and consultants such as stock options, restricted stock awards and restricted stock units (“RSUs”). The Company’s compensation committee administers the 2021 Plan. A total of 7,276,000 shares of Class A common stock were initially available for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan include a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to the terms described in this sentence is 14,913,309 shares). The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan is subject to an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 8,085,000 shares; (ii) 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount as the Company’s board of directors may determine. As of March 31, 2022, there were 12,519,937. stock-based awards issued and outstanding and 8,162,096 shares available for issuance under the 2021 Plan.

2012 Equity Incentive Plan

The 2012 Plan, which was amended in March 2021, was terminated in September 2021, in connection with the adoption of the 2021 Plan, and stock-based awards are no longer granted under the 2012 Plan. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of March 31, 2022, the Company has not issued any stock appreciation rights.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective concurrent with the completion of the IPO, and established an initial reserve of 1,617,000 shares of common stock. The 2021 ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 1,617,000 shares; (ii) 1% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount determined by the plan administrator. As of March 31, 2022, no shares had been granted under the 2021 ESPP.

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

Restricted Stock Units

The Company grants RSUs that generally vest over four years for our employees and one to three years for our non-employee directors. The total grant date fair value of RSUs granted during the three months ended March 31, 2022 was $23.0 million. There were no RSUs granted during the three months ended March 31, 2021

A summary of the Company’s unvested RSUs and activity for the three months ended March 31, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,702,724	$27.49
Granted	1,737,772	13.25
Vested	—	—
Canceled	(31,361)	24.87
Outstanding at March 31, 2022	3,409,135	20.26

As of March 31, 2022, there was $64.1 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 3.7 years using the straight-line method.

Stock Options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2022 is as follows:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	14,219,587	$5.10	6.4	$306,981
Options granted	—	—
Options exercised	(1,602,727)	1.36
Options forfeited	(96,923)	5.83
Balance at March 31, 2022	12,519,937	5.57	6.8	206,124
As of March 31, 2022:
Vested and exercisable	8,243,002	3.53	5.9	151,553

As of March 31, 2022, there was $21.7 million of unrecognized compensation expense related to non-vested stock options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 2.9 years. No stock options were granted during the three months ended March 31, 2022.

11. Redeemable Convertible Preferred Stock and Related Warrants and Option

Upon the closing of the IPO, all 42,778,408 shares of the Company’s then-outstanding redeemable convertible preferred stock, including the option to purchase 1,935,789 shares which was exercised in April 2021, automatically converted on a one-to-one basis to shares of Class B common stock.

Preferred Stock Warrants

On September 24, 2021, after the closing of the IPO, the warrants to purchase 411,624 shares of preferred stock, all related to the Company’s debt, were exercised in a cashless exercise for a net amount of 344,085 shares of Class B common stock.

12. Stockholders’ Equity

Preferred Stock

In connection with the IPO, the Company amended and restated its certificate of incorporation, which became effective immediately prior to the closing of the Company’s offering, which authorized 100,000,000 shares of undesignated preferred stock, with a par value of $0.001. As of March 31, 2022, there were 100,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.

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

13. Net Loss Per Share

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary stockholders for the periods presented, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock options	8,361	9,611
Restricted stock units	174	351
Convertible preferred stock warrants and option	—	2,347
Other awards including contingently issuable shares	—	78
Total anti-dilutive shares	8,535	12,387

    In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company. We have not presented net loss per share under the two-class method for our Class A common stock and Class B common stock because it would be the same for each class due to equal dividend and liquidation rights for each class.

14. Related Party Transactions

In April 2021, the Company sold an aggregate of 1,935,789 shares of its Series E-1 redeemable convertible preferred stock to a related party investor at a purchase price of $10.3317 per share, for an aggregate purchase price of $20.0 million.

KKR & Co. Inc. (“KKR”) is a U.S.-based investment firm. Funds controlled by KKR held approximately 5.3% and 8.1% of the Company’s capital stock as of March 31, 2022 and March 31, 2021 respectively. KKR has representation on the Company’s board of directors. The Company has customer arrangements with multiple KKR affiliates. During the three months ended March 31, 2022 and March 31, 2021, the Company recognized revenue of $0.6 million and $0.5 million with KKR affiliates, respectively. The Company had $0.2 million and $0.7 million in aggregate accounts receivable recorded related to these agreements at March 31, 2022 and March 31, 2021, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note numbers refer to “Notes to Condensed Consolidated Financial Statements” in Item 1. Unaudited Financial Statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report. As discussed in “Cautionary Note Regarding Forward-Looking Statements,” in addition to historical financial information, the following discussion and analysis may contain forward-looking statements regarding our expectations of future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

We Generate Substantially All of Our Revenue From Subscriptions

Our revenue includes recurring revenue from term licenses, SaaS, and maintenance and support (which we refer to collectively as our subscription revenue). We generate substantially all of our revenue from the sale of subscriptions, which accounted for 96% and 97% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. We have significantly reduced our percentage of revenue from perpetual licenses to 1% or less for each of the three months ended March 31, 2022 and 2021. The remainder of our revenue is from professional services, which represented 4% and 2% of our revenue for the three months ended March 31, 2022 and 2021, respectively. We enable our customers to choose how they want to deploy our software in their heterogeneous environments, including self-managed environments such as public and private cloud environments, and through our SaaS offering, ForgeRock Identity Cloud, or a combination of both. Our subscription contracts are typically non-cancelable and non-refundable, and are largely billed annually upfront. Our pricing is generally based on the deployment method (SaaS or self-managed), products purchased, identity type (consumer, workforce, or IoT and services), and number of identities managed.

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

We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. As of March 31, 2022 and 2021, we had 404 and 337 large customers with $100,000 of ARR or greater, respectively, representing 91% and 87% of our total ARR as of such dates. Pursuant to Regulation S-K, Item 101, the Company is required to disclose revenue from any customer contributing to at least 10%. No single customer accounted for more than 10% of our total revenue or 3% of our total ARR for the three months ended March 31, 2022 and 2021.

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

For the three months ended March 31, 2022 and 2021, our ARR was $193.2 million and $143.1 million, respectively, representing a year-over-year growth rate of 35%. We generate substantially all of our revenue from subscriptions, with 96% and 97% of our total revenue coming from subscriptions for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021 our total revenue was $48.1 million and $40.9 million, respectively, representing a year-over-year growth rate of 18%. In the same periods, we incurred net losses of $16.5 million and $10.1 million, respectively.

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

Mix of Multi-Year Subscription Licenses and SaaS

Subscription term licenses are often deployed by our customers in public cloud environments such as Amazon Web Services (AWS), Google Cloud Platform (GCP) or Azure. Under ASC 606, Revenue from Contracts with Customers, for self-managed term-based subscription licenses, we recognize approximately half of the total contract value of the portion upfront as license revenue, with the remainder attributable to maintenance and support that is recognized ratably over the license term. If the total contract value of our subscription term licenses increases as a percentage of total contract value of all our subscriptions, more revenue would be recognized upfront.

For our SaaS offering, the ForgeRock Identity Cloud, 100% of revenue is recognized ratably over the subscription term. If the total contract value of our SaaS subscriptions increases as a percentage of total contract value of all our subscriptions, less revenue would be recognized upfront. Consequently, the recognition of lower revenue will result in a higher operating loss.

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

ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue, deferred revenue and RPOs computed and/or disclosed in accordance with GAAP and is not intended to be combined with or to replace any of those items. Specifically, ARR, as calculated under the definition herein, does not adjust for the timing impact of revenue recognition for specific performance obligations identified within a contract. ARR is not a forecast and the active contracts at the date used in calculating ARR may or may not be extended by our customers.
The table below sets forth our ARR as of the end of March 31, 2022 and 2021.

	As of March 31,		Change
	2022	2021	Amount	Percent
	(in millions, except percentages)
ARR	$193	$143	$50	35%

Dollar-Based Net Retention Rate

Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with customers. An important way in which we track our performance in this area is by measuring the dollar-based net retention rate (our Net Retention Rate). We calculate our Net Retention Rate by first identifying customers (the Base Customers) in a particular quarter (the Base Quarter). We then divide the ARR in the same quarter of the subsequent year attributable to the Base Customers (the Comparison Quarter) by the ARR attributable to those Base Customers in the Base Quarter. Our Net Retention Rate captures any increase or decrease in ARR from the Base Customers from the Base Quarter to the Comparison Quarter. We expand our relationships with customers as they purchase more identities, add more use cases across consumer, workforce, and IoT and services, subscribe to additional product offerings, and add additional deployment options such as our SaaS offering.

Our Net Retention Rate as of March 31, 2022 was 111%. Over the last few quarters, the majority of our ARR acceleration has been driven by new logos. While we expect new product uptake from solutions such as Autonomous Access and existing customers adopting SaaS to increase our Net Retention Rate over time, we believe it will stay in the 110-112% range for the remainder of this year.

The following table sets forth our Net Retention Rate as of the end of March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021	Change

Net Retention Rate	111%	115%	(4)%

Number of Large Customers

We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. We had 404 large customers as of March 31, 2022, which represents an 20% increase compared to our large customer count as of March 31, 2021.

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

Non-GAAP Gross Profit and Non-GAAP Gross Margin

Gross profit is defined as GAAP revenue less cost of revenue and gross margin is GAAP gross profit as a percentage of total revenue. We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, in each case adjusted to exclude stock-based compensation expense.

A reconciliation of Non-GAAP gross profit to GAAP gross profit, and non-GAAP gross margin to GAAP gross margin, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Gross Profit	$39,390	$34,314
Add: Stock-based compensation expense included in cost of revenue	517	74
Non-GAAP gross profit	$39,907	$34,388
Gross margin	82%	84%
Non-GAAP gross margin	83%	84%

Non-GAAP Operating Loss and Non-GAAP Operating Margin

We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense.

A reconciliation of non-GAAP operating loss and non-GAAP operating margin to GAAP operating loss and GAAP operating margin, the most directly comparable GAAP measures, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Operating loss	$(15,612)	$(4,610)
Add: Stock-based compensation expense	6,460	1,524
Non-GAAP operating loss	$(9,152)	$(3,086)
Operating margin	(32)%	(11)%
Non-GAAP operating margin	(19)%	(8)%
Adjusted EBITDA

We define Adjusted EBITDA as operating loss, adjusted for depreciation and stock-based compensation expense.

A reconciliation of Adjusted EBITDA to operating loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating loss	$(15,612)	$(4,610)
Add: Depreciation	280	269
Add: Stock-based compensation expense	6,460	1,524
Adjusted EBITDA	$(8,872)	$(2,817)

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment.

A reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(4,470)	$(7,097)
Less: Purchases of property and equipment	(488)	(154)
Free cash flow	$(4,958)	$(7,251)
Net cash used in investing activities	$(34,194)	$(47,567)
Net cash provided by financing activities	2,038	1,640
Cash paid for interest	524	618

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

Perpetual Licenses. We also sell perpetual licenses to our self-managed solutions. Revenue from our perpetual licenses is recognized when the software is delivered or made available to the customer. In the three months ended March 31, 2022 and 2021, revenue from perpetual licenses represented approximately less than 1% and 1% of our total revenue, respectively. This reflects a shift by our customers away from purchasing perpetual licenses in favor of subscription term licenses or SaaS subscriptions. We do not expect perpetual license revenue to be material in future periods.

Subscriptions and perpetual licenses revenue represented approximately 96% and 98% of our total revenue in the three months ended March 31, 2022 and 2021, respectively. We expect that substantially all our revenue will be generated from subscriptions for the foreseeable future. Our subscriptions revenue may fluctuate due to the timing and relative mix between revenue from subscription term licenses and subscription SaaS, support & maintenance. Over time, we expect a greater percentage of our subscriptions and perpetual licenses revenue will come from our ForgeRock Identity Cloud offering. This will have a negative impact on our near-term revenue growth as SaaS subscription revenue is recognized ratably.

Professional Services. Professional services consist primarily of fees from professional services provided to our customers and partners to configure and optimize the use of our solutions, as well as training services related to the configuration and operation of our solutions. Our professional services are generally priced on a time and materials or fixed package basis and is generally invoiced upfront. Revenue from professional services is recognized as the service hours are used or milestones are achieved. Revenue from our training services is recognized on the date the services are completed.

Revenue from professional services represented 4% and 2% of our total revenue in the three months ended March 31, 2022 and 2021, respectively. We expect our professional services revenue to increase in absolute dollars as our business continues to grow, but we expect professional services revenue to fluctuate as a percentage of total revenue over time.

Overhead Allocation and Employee Compensation Costs

We allocate shared costs, such as facilities costs (including rent, utilities and depreciation on assets shared by all departments) and certain information technology costs to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category. Employee compensation costs include salaries, bonuses, benefits and stock-based compensation for each cost of revenue and operating expense category, sales commissions for sales employees and any compensation related taxes.

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

Interest and Other Income (Expense), Net

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription term licenses	$19,659	$21,081
Subscription SaaS, support & maintenance	26,185	18,364
Perpetual licenses	86	555
Total subscriptions and perpetual licenses	45,930	40,000
Professional services	2,163	850
Total revenue	48,093	40,850
Cost of revenue:
Subscriptions and perpetual licenses	5,853	3,647
Professional services	2,850	2,889
Total cost of revenue (1)	8,703	6,536
Gross profit	39,390	34,314
Operating expenses:
Research and development (1)	14,479	10,435
Sales and marketing (1)	26,978	20,242
General and administrative (1)	13,545	8,247
Total operating expenses	55,002	38,924
Operating loss	(15,612)	(4,610)
Foreign currency gain (loss)	435	(352)
Fair value adjustment on warrants and preferred stock tranche option	—	(3,578)
Interest expense	(899)	(1,180)
Other, net	68	(196)
Interest and other expense, net	(396)	(5,306)
Loss before income taxes	(16,008)	(9,916)
Provision for income taxes	462	170
Net loss	$(16,470)	$(10,086)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$517	$74
Research and development	1,400	269
Sales and marketing	2,258	420
General and administrative	2,285	761
Total stock-based compensation	$6,460	$1,524

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription term licenses	41%	52%
Subscription SaaS, support & maintenance	55	45
Perpetual licenses	0	1
Total subscriptions and perpetual licenses	96	98
Professional services	4	2
Total revenue	100	100
Cost of revenue:
Subscriptions and perpetual licenses	12	9
Professional services	6	7
Total cost of revenue	18	16
Gross profit	82	84
Operating expenses:
Research and development	30	26
Sales and marketing	56	49
General and administrative	28	20
Total operating expenses	114	95
Operating loss	(32)	(11)
Foreign currency gain (loss)	1	(1)
Fair value adjustment on warrants and preferred stock tranche option	—	(9)
Interest expense	(2)	(3)
Other, net	0	0
Interest and other expense, net	(1)	(13)
Loss before income taxes	(33)	(24)
Provision for income taxes	1	1
Net loss	(34)%	(25)%

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription term licenses	$19,659	$21,081	$(1,422)	(7)%
Subscription SaaS, support & maintenance	26,185	18,364	7,821	43%
Perpetual licenses	86	555	(469)	(85)%
Total subscriptions and perpetual licenses	45,930	40,000	5,930	15%
Professional services	2,163	850	1,313	154%
Total revenue	$48,093	$40,850	$7,243	18%

Subscriptions and perpetual licenses revenue increased by $5.9 million, or 15%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Subscription term licenses revenue decreased by $1.4 million or 7% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in subscription term licenses revenue was primarily driven by the revenue recognition timing of when the term licenses were delivered. Subscription SaaS, support & maintenance revenue increased by $7.8 million or 43% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in SaaS, support & maintenance revenue was driven by the addition of new customers due to increased adoption of our SaaS solutions as well as an increase in the number of identities and additional modules sold to existing customers. The increase in support and maintenance revenue was primarily driven by the steady growth of the installed base. The subscription SaaS revenue increase was primarily driven by the increased adoption of our SaaS offerings.

Professional services revenue increased by $1.3 million or 154% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by an increase in the cloud onboarding service and self-managed software service hours delivered by us in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Cost of Revenue:
Subscriptions and perpetual licenses	$5,853	$3,647	$2,206	60%
Professional services	2,850	2,889	(39)	(1)%
Total cost of revenue	$8,703	$6,536	$2,167	33%
Gross Margin
Subscriptions and perpetual licenses	87%	91%
Professional services	(32)%	(240)%
Total Gross Margin	82%	84%

Subscriptions and perpetual licenses cost of revenue increased by $2.2 million, or 60%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to a $1.4 million increase in headcount and related personnel costs to support the growth of our offerings, as well as a $0.6 million increase in SaaS costs, stemming from ongoing maintenance for our expanding customer base and our investment in cloud infrastructure costs for our ForgeRock Identity Cloud offering. Professional services cost of revenue remained relatively flat in the three months ended March 31, 2022 compared to the three months ended March, 2021.

Gross margin for subscriptions and perpetual licenses was 87% and 91% in the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively. The decrease in gross margin for subscriptions and perpetual licenses was due to investments to support the anticipated growth in new customers. While our gross margins for subscription and perpetual licenses revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale. Gross margin for professional services improved to (32)% in the three months ended March 31, 2022 from (240)% in the three months ended March 31, 2021. The improvement in gross margin for professional services was due to an increase in revenue from cloud onboarding service and self-managed software of service hours delivered while the related cost of revenue remained relatively flat.

Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Operating Expenses:
Research and development	$14,479	$10,435	$4,044	39%
Sales and marketing	26,978	20,242	6,736	33%
General and administrative	13,545	8,247	5,298	64%
Total operating expenses	$55,002	$38,924	$16,078	41%

Research and Development. Research and development expenses increased $4.0 million, or 39%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase of $3.1 million in personnel costs related to higher headcount to support our continued research and development efforts in enhancing our offerings. Further there was a $0.6 million increase in professional fees and a $0.3 million increase in cloud costs, including Google, related to our cloud strategy.

Sales and Marketing. Sales and marketing expenses increased $6.7 million, or 33% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a $5.6 million increase in personnel costs related primarily to higher headcount, a $0.5 million increase in travel-related expenses due to the easing of COVID-19 pandemic travel restriction and a $0.4 million increase in marketing costs as marketing events ramp back up in 2022.

General and Administrative. General and administrative expenses increased $5.3 million, or 64%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a $2.9 million increase in personnel costs driven by higher headcount and an increase in stock-based compensation expense with the introduction of ESPP and RSUs in the last quarter of 2021. There was also a $2.2 million increase in third-party professional fees, insurance and related costs of becoming a public company.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Interest and other income (expense), net
Foreign currency gain (loss)	$435	$(352)	$787	(224%)
Fair value adjustment on warrants and stock tranche option	—	(3,578)	3,578	(100%)
Interest expense	(899)	(1,180)	281	(24%)
Other, net	68	(196)	264	(135%)
Interest and other income (expense), net	$(396)	$(5,306)	$4,910	(93%)

We recorded a net foreign currency gain of $0.4 million in the three months ended March 31, 2022 compared to a net foreign currency loss of $(0.4) million in the three months ended March 31, 2021, primarily due to foreign currency remeasurement fluctuations on intercompany balances denominated in Norwegian Krone, Euro and British pound. On September 30, 2021, we reclassified certain intercompany balances considered long-term in nature. Accordingly, foreign currency remeasurement gains and losses related to these balances are being reported in the accumulated other comprehensive income in stockholders’ equity (deficit) on the consolidated balance sheet effective October 1, 2021.

In the three months ended March 31, 2022, we did not record a fair value mark-to-market adjustment on a preferred stock tranche call option (whereas in the three months ended March 31, 2021, we recorded a fair value mark-to-market adjustment of $2.4 million) because the option was exercised in April 2021 by its holder who purchased shares of Series E-1 preferred stock with an aggregate value of $20.0 million. In addition, in the three months ended March 31, 2022, we did not record a fair value mark-to-market adjustment on warrants (whereas in the three months ended March 31, 2022, we recorded a fair value mark-to-market adjustment of $1.2 million) because the warrants were exercised in September 2021.

Interest expense decreased to $0.9 million in the three months ended March 31, 2022 compared to $1.2 million in the three months ended March 31, 2021 due to lower interest rates on the debt when the agreement was amended, effective September 16, 2021.

Provision for Income Taxes

In the three months ended March 31, 2022 and 2021, we recorded a provision for income taxes of $0.5 million and $0.2 million, respectively. In the three months ended March 31, 2022 and 2021, the effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments of $364.4 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our short-term investments are comprised of marketable securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

We have funded our operations and capital expenditures primarily through equity issuances, debt instruments and cash generated from our customers. During 2021, we received $295.7 million and $20.0 million of net cash proceeds from the IPO and exercise of a preferred stock tranche option that was exercised by one of our investors, respectively. We believe our existing cash, cash equivalents, short-term investments and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months following the date of this report. We use our cash for a variety of needs, including but not limited to ongoing investments in our business, capital expenditures and investment in our infrastructure, including non-cancellable purchase commitments, and debt obligations. Our future capital requirements will depend on many factors, including our licenses growth rate, licenses renewal activity, billing frequency, the timing and extent of spending required to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, the continuing market adoption of our platform and further investment in general and administrative functions to meet the compliance requirements of being a public company. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our business, financial condition, and results of operations.

In September 2021, we executed an amendment to the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, or the A&R Loan Agreement. The A&R Loan Agreement became effective once the registration statement in connection with the initial public offering was declared effective on September 16, 2021. The key provisions of the amendment include: (1) a covenant requiring the maintenance of a $20.0 million cash balance, (2) change in the interest rate for outstanding term loan to be eight percent (8.00%) per annum on the existing loans, (3) extension of the maturity dates by twenty-four months, (4) change in the prepayment penalties and (5) and a change in the prepayment premium. The principal will be due at the end of the term of the respective advance. As of March 31, 2022, the balance outstanding under our term loan facility was $40.0 million and is included in long-term debt on our condensed consolidated balance sheet.

All of our obligations under our term loan facility are guaranteed by ForgeRock US, Inc. and ForgeRock Limited and, subject to certain exceptions, secured by a security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge.

A significant majority of our customers pay in advance for their subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2022, we had deferred revenue of $67.8 million, of which $64.9 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(4,470)	$(7,097)
Net cash used in investing activities	(34,194)	(47,567)
Net cash provided by financing activities	2,038	1,640
Effects of changes in foreign currency exchange rates on cash and cash equivalents	(200)	(437)
Net decrease in cash and cash equivalents and restricted cash	$(36,826)	$(53,461)

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

During the three months ended March 31, 2022 cash used in operating activities was $4.5 million. This consisted primarily of a net loss of $16.5 million, adjusted for non-cash charges of $11.4 million and net cash outflows of $0.6 million used in our operating assets and liabilities. Non-cash charges primarily consisted of amortization of deferred commissions of $4.0 million driven by the timing of revenue recognition and stock-based compensation of $6.5 million. The primary drivers of the changes in operating assets and liabilities related to a change in deferred commissions of $4.1 million driven by the timing of commission payments, a $0.1 million change in contract and other non-current assets due to the issuance of invoices and timing of revenue recognition, a $0.9 million change in prepaid expenses and other current assets and a $(4.6) million change in accrued expenses and other liabilities due to the timing of cash disbursements.

During the three months ended March 31, 2021, cash used in operating activities was $7.1 million. This consisted primarily of a net loss of $10.1 million, adjusted for non-cash charges of $8.9 million and net cash outflows of $5.9 million used in our operating assets and liabilities. Non-cash charges primarily consisted of a foreign currency remeasurement loss of $0.3 million, change in fair value of preferred stock tranche option liability of $2.3 million, amortization of deferred commissions of $3.3 million and stock- based compensation expense of $1.5 million. The primary drivers of the changes in operating assets and liabilities related to a change in accounts receivable of $10.9 million due to the timing of collection of payment from our customers, partially offset by a change in deferred commissions of $3.6 million driven by the timing of commission payments.
Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 of $34.2 million, which primarily consisted of purchases of marketable securities of $53.0 million, purchases of property and equipment of $0.5 million, and was partially offset by sales and maturities of marketable securities of $4.8 million and $14.5 million, respectively.

Net cash used in investing activities during the three months ended March 31, 2021 of $47.6 million, which consisted of the purchase of available for sale securities of $47.4 million and purchases of property and equipment of $0.2 million.
Financing Activities

Cash provided by financing activities during the three months ended March 31, 2022 was $2.0 million, which primarily consisted of proceeds from the exercise of employee stock options of $2.2 million, partially offset by payment of offering costs of $0.1 million.

Cash provided by financing activities during the three months ended March 31, 2021 was $1.6 million, which primarily consisted of proceeds from the exercise of employee stock options of $1.7 million.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021. For more information, please refer to our Annual Report on Form 10-K as well as “Note 2—Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars, British Pounds and Euros; however, we also have significant intercompany balances denominated in the Norwegian Krone. For the three months ended March 31, 2022 and 2021, we recorded a net gain (loss) of $0.4 million and $(0.4) million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates have led to significant fluctuations in both our statement of operations and stockholders’ equity balance from quarter to quarter. We will continue to reassess our foreign exchange exposure as we continue to grow our business globally. A uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a corresponding increase or decrease in revenue for the three months ended March 31, 2022 and 2021 of approximately $2.3 million and $2.0 million, respectively. On September 30, 2021, the Company reclassified certain intercompany balances considered long-term in nature. Accordingly, foreign currency transaction gains and losses related to these balances are now being reported in the cumulative translation adjustment in shareholder's equity on the consolidated balance sheet since October 1, 2021.

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $364.4 million and $369.8 million as of March 31, 2022 and December 31, 2021, respectively. Our cash and cash equivalents are held in cash deposits, money market funds and marketable securities. As of March 31, 2022, we held $272.8 million in short-term investments made up of commercial paper, asset-backed securities, corporate debt securities and U.S. government debt securities which are available-for-sale. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses in each year since our inception. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $280.3 million and $263.8 million, respectively. We expect to continue to incur net losses in the future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to continue to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we develop as a public company, we may incur additional legal, accounting, and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

We may not continue to grow on pace with historical rates.

We have experienced rapid growth historically, and we may not be able to sustain such growth rates. Thus, you should not rely on our key business metrics or results of operations for any previous quarterly or annual period (or the growth rate relating to such metrics or results) as any indication of future periods. In particular, our revenue growth rate and ARR has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. In future periods, our revenue growth and ARR could slow or our revenue could decline for a number of reasons, including slowing demand for or adoption of our platform and offerings, increasing competition, any failure to gain or retain customers or partners, a decrease in the growth of our overall market, changes to technology, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, our revenue growth rate and ARR may experience increased volatility due to global societal and economic disruption, including the COVID-19 pandemic and the ongoing geopolitical tensions related to Russia’s actions in Ukraine. As a result, our past financial performance should not be considered indicative of our future performance. If our revenue growth rate and ARR declines, investors’ perceptions of our business and the market price of our Class A common stock could be adversely affected. Additionally, our ARR does not adjust for the timing impact of revenue recognition for specific performance obligations identified within a contract. Therefore, our ARR growth in any given period may not result in a similar growth rate for revenue. Our revenue is also affected by the overall growth in our business and changes in our revenue mix of self-managed subscriptions and SaaS subscriptions. As a result, our year-over-year growth rates for total revenue may not be comparable due to changes in our revenue mix.

We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The identity and access management market is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. We face competition from (1) legacy providers such as CA Technologies, IBM and Oracle, (2) cloud-only providers such as Okta, (3) companies that provide a subset of functionality across identity, access and governance such as Okta, Ping Identity, and SailPoint, and (4) homegrown solutions that are designed to solve a limited identity use case. We also compete with other companies that offer a broad array of IT solutions that compete in our market.

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

Continued growth could challenge our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel, and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including market acceptance of our platform and offerings, intense competition, and our ability to manage our costs and operating expenses. We must continue to improve and expand our IT and financial infrastructure, operating, and administrative systems and relationships with various partners and other third parties. Additionally, we have international operations in but not limited to Canada, France, Germany, Norway, Sweden, the United Kingdom, Australia, New Zealand, and Singapore, and we may continue to expand our international operations in these jurisdictions or other countries in the future. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, research and development, sales and marketing, administrative, financial, and other resources. If we are unable to manage our continued growth successfully, our business, financial condition, and results of operations could suffer. In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our account management, customer service, and other personnel, and our network of partners, to provide personalized account management and customer service. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, financial condition, and results of operations could be adversely affected.

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

Our ability to increase revenue also depends in part on our ability to increase the number of identities managed by our platform and sell more use cases or offerings to our existing and new customers. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing our offerings and using our platform and the existing offerings they have implemented, their ability to integrate our offerings with existing technologies and our pricing model. As we expand our market reach, we may experience difficulties in gaining traction and raising awareness among potential customers regarding the critical role that our offerings play in securing their businesses and we may face more competitive pressure in such markets. Additionally, our existing customers may delay or fail to pay us under our commercial agreements. Our Net Retention Rate may fluctuate from period to period and is dependent upon new ARR and renewals from existing customers, of which new ARR is impacted by the mix of new ARR from existing and new customers in any given period. We cannot accurately predict our renewals and Net Retention Rate given the diversity of our customer base, the size of our industry, and geography. Our renewals and Net Retention Rate may decline or fluctuate as a result of a number of factors, many of which are outside our control, including the business strength or weakness of our customers, customer usage, the ability of our customers to quickly integrate our products into their businesses, the ability of our customers to continually find new uses for our products within their businesses, and customer satisfaction with our products, platform capabilities, and customer support.

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
•changes in RPOs, due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter or average contract term, all of which may impact implied growth rates;
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

•our ability to comply with laws, rules, regulations, industry standards, contractual obligations, and other legal requirements relating to privacy, data protection and information security, including the GDPR, and the California Consumer Privacy Act, or the CCPA;
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

Real or perceived defects, errors, or vulnerabilities in our software, the failure of our solution to secure digital identities, including any stored or transmitted data and integrated applications, services, and APIs, the failure to protect against advanced or newly developed exploits or discovered vulnerabilities, misconfiguration of our solutions, or the failure of customers to take action on attacks could harm our reputation and adversely affect our business, financial condition, and results of operations. Because our platform is complex, it may contain defects or errors that are not detected until after deployment. We cannot assure you that our products will protect against all security vulnerabilities, exploits, or cyberattacks, especially in light of the rapidly changing cybersecurity landscape that our offerings seek to address. Due to a variety of both internal and external factors, including, without limitation, defects or misconfigurations of our solutions, our offerings could become vulnerable to security incidents that cause them to fail to secure identities, to protect against vulnerabilities and exploits, to secure data that is stored or transmitted, and to secure integrated applications, services, and APIs. In addition, due to a variety of both internal and external factors, including real or perceived defects, errors, vulnerabilities, or misconfiguration in our software, our solutions may fail to deliver a frictionless experience or may significantly or negatively degrade the end user experience which could lead to customer and end user dissatisfaction that could harm our reputation and adversely affect our business, financial condition, and results of operations.

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

Companies are increasingly subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft, fraud, misconduct or misuse, password spraying, phishing, social engineering attacks and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on GCP or other cloud services), internal networks, our customers’ systems, and the information that they store and process. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks, in particular, as the frequency and sophistication of cyberattacks increases. For example, the risks of cyberattacks may be increased in connection with Russia’s activities in Ukraine. If any of our customers experiences a cyberattack while using our platform or offerings, or believes that this has occurred, such customer could be disappointed with our platform, regardless of whether our offerings or services were implicated in failing to prevent such attack. Real or perceived security breaches of, or security incidents impacting, our customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, and other customer relations issues, and our business, financial condition, and results of operations could be adversely affected.

If we or our third-party service providers experience a data security breach or network incident that allows, or is perceived to allow, unauthorized access to our platform or our customers’ data, our reputation, business, financial condition, and results of operations could be adversely affected.

As a provider of identity and security solutions, we pose an attractive target for cyberattacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized access or activity and prevent or minimize security breaches and incidents, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks and other security breaches and incidents. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, and we and they may face difficulties or delays in identifying or otherwise responding to any potential security breach or incident. Additionally, our remediation efforts and other response to any potential security breach or incident may not be successful or timely.

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

The global COVID-19 pandemic and efforts to mitigate its impact have significantly curtailed the movement of people, goods and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused societal and economic disruption and financial market volatility, resulting in business shutdowns, and reduced business activity. We believe that the COVID-19 pandemic has had a modest negative impact on our business and results of operations, primarily as a result of:

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

We generated a substantial portion of our revenue outside the United States. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful. Additionally, our international sales and operations are subject to a number of risks, including the following:

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

Errors, failures, vulnerabilities or bugs have occurred and may continue to occur in our platform, especially when updates are deployed or new platform offerings and functionalities are rolled out. Our platform is often used in connection with large- scale computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors or failures of products, or other aspects of the computing environment into which our platform is deployed. In addition, deployment of our platform into complicated, large-scale computing environments may expose errors, failures, vulnerabilities or bugs in our platform. Any such errors, failures, vulnerabilities or bugs may be difficult to detect and may not be found until after they are deployed to our customers. Further, our platform and offerings operate in conjunction with, and we are dependent upon, numerous third-party products and components. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. If there is a security vulnerability, error, or other bug in one of these third-party products or components and if there is a security exploit targeting them, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position. More generally, real or perceived errors, failures, vulnerabilities or bugs in our platform, or delays in or difficulties implementing our platform releases, could result in negative publicity, or corruption of, or unauthorized access to, customer data, loss of or delay in market acceptance of our platform, a decrease in customer satisfaction, confidence or adoption rates, delayed product introductions, compromised ability to protect the data (including personal data) of our customers and our data and intellectual property, an inability to provide some or all of our services, loss of competitive position, or claims by customers for losses sustained by them, all of which could adversely affect our business, financial condition, and results of operations. Such errors, bugs, vulnerabilities or defects could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities.

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

We track certain operational metrics, including ARR, Net Retention Rate, and number of large customers, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring these metrics. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate or if we discover material inaccuracies with respect to these figures, we expect that our business, financial condition, and results of operations could be adversely affected.

We have substantial indebtedness under our term loan facility and our obligations thereunder may limit our operational flexibility or otherwise adversely affect our financial condition.

In September 2021, we entered into our A&R Loan Agreement (hereinafter Amended and Restated Loan Agreement) that provides for senior secured credit consisting of term loans. As of March 31, 2022, the aggregate principal amount of our outstanding indebtedness under our Amended and Restated Loan Agreement was $40.0 million and no further amounts are available to be drawn at this time. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. Our indebtedness could adversely impact us. For example, these obligations could, among other things:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Sarbanes-Oxley Act, and the listing standards of the New York Stock Exchange, or NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry or geography. Any economic downturns of the general economy or industries in which we operate would adversely affect our business, financial condition, and results of operations. For example, the full impact of the COVID-19 pandemic is unknown at this time but could result in adverse changes in our results of operations for an unknown period of time.

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

Other state legislatures are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business, and many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, in June 2021, Colorado enacted the Colorado Privacy Act, or CPA, which becomes effective on July 1, 2023, and in March 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which becomes effective on December 31, 2023. The CDPA, CPA, and UCPA are comprehensive privacy statutes that share similarities with the CCPA, the CPRA, and legislation proposed in other states. Laws in all 50 states require businesses to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state or international laws or regulations relating to privacy, data protection or information security, our ability to successfully operate our business and pursue our business goals could be harmed. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations may require us to modify our data processing practices and policies, and could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Internationally, many jurisdictions have established their own legal frameworks governing privacy, data protection, and information security with which we may need to comply. For example, the European Union has adopted the GDPR, which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects about how their personal data is to be used, imposes limitations on retention of information, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, or the EEA, including the United States. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EEA to the United States, called the EU-U.S. Privacy Shield, but the EU-U.S. Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU, or CJEU. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. The standard contractual clauses issued by the European Commission for the transfer of personal data, or the SCCs, a potential alternative to the EU-U.S. Privacy Shield, also have been drawn into question for use under certain circumstances, and regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the SCCs. In its July

2020 decision invalidating the EU-U.S. Privacy Shield, the CJEU imposed additional obligations on companies when relying on the SCCs to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the EEA and Switzerland to the U.S. On June 4, 2021, the European Commission published new SCCs that are required to be implemented, and it remains to be seen whether additional means for lawful data transfers will become available. The revised SCCs, recommendations and opinions of regulators, and other developments relating to cross-border data transfer, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland, which may increase compliance and related costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition, and results of operations. Fines for noncompliance with the GDPR are significant and can be up to the greater of €20 million or 4% of annual global turnover. The GDPR also provides that EU member states may introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately having an adverse impact on our business, financial condition, and results of operations.

Further, the United Kingdom’s exit from the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. Following the expiry of transitional arrangements agreed to between the United Kingdom and European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom’s Data Protection Act 2018), which authorizes significant fines, up to the greater of £17.5 million or 4% of global turnover, and exposes us to two parallel regimes and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Furthermore, there exists the potential over time for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, or the UK SCCs, to support personal data transfers out of the United Kingdom. The UK SCCs became effective March 21, 2022, and like the EU SCCs, also are required to be implemented over time. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data of United Kingdom data subjects. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. Additionally, many jurisdictions outside the United States, EEA, and United Kingdom in which we have operations or for which such jurisdictions’ laws or regulations may apply to us or our operations, including Canada, Australia, New Zealand, and Singapore, maintain laws and regulations relating to privacy, data protection, and information security that provide for extensive obligations in connection with the use, collection, protection, and processing of personal data. Many of these legal regimes provide for substantial fines, penalties, or other consequences for noncompliance. We may be required to implement new measures or policies, or change our existing policies and measures or the features of our platform, in an effort to comply with U.S. and international laws, rules, and regulations relating to privacy, data protection and information security, which may require us to expend substantial financial and other resources and which may otherwise be difficult to undertake.

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

A portion of our revenue is generated from sales to governmental entities, and we have made, and may continue to make, investments to support future sales opportunities in the government sector. We estimate that we generated approximately 16%, 16%, 19% and 17% of our revenue from sales to government entities in each of 2021 and 2020 and for the three months ended March 31, 2022 and 2021, respectively. Government demand for our platform and offerings could be impacted by budgetary cycles, and there may be governmental certification requirements for our platform. Further, we may be subject to audits and investigations regarding our governmental contracts, and any violations could result in penalties and sanctions, including termination of the contract, refunding or forfeiting payments, fines and suspension or disbarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing, termination rights tied to funding availability, or are otherwise time consuming and expensive to satisfy. Government entities may also have statutory, contractual, or other legal rights to terminate contracts with our partners for convenience, for lack of funding, or due to a default, and any such termination may adversely impact our results of operations. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet such special standards, the additional costs associated with providing our platform and offerings to government entities could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our platform to them and to grow or maintain our customer base. If we are unable to manage the risks related to contracting with government entities, our business, financial condition, and results of operations could be adversely affected.

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

Following a referendum in June 2016, the United Kingdom withdrew from the European Union on February 1, 2020 (referred to as Brexit), and entered into a transition period to, among other things, negotiate an agreement with the European Union governing the future relationship between the European Union and the United Kingdom. Brexit created significant political and economic uncertainty in 2020 about the future relationship between the United Kingdom and the European Union, which in turn caused and continues to cause significant volatility in global financial markets and the value of the British Pound or other currencies, including the Euro.

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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organization for Economic Co-operation and Development, or OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the allocation of revenues to market jurisdiction based on customer jurisdiction rather than physical presence of the provider and ensure a minimal level of taxation, respectively. Further, certain countries have implemented or are considering implementing measures such as a digital services tax, or a minimum tax on gross income. Recently, the current administration has proposed changes to the U.S. Internal Revenue Code that, if enacted, could materially impact our U.S. tax liability in future years. These measures and corresponding tariffs in response to such measures create additional tax liabilities and uncertainty. As a result, we may have to pay higher taxes in countries where such rules are applicable.

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

In addition, under the Tax Cuts and Jobs Act, or Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal net operating losses incurred during our taxable years beginning after December 31, 2017 can be carried forward indefinitely, however, the deductibility of our federal net operating losses generated in such years will be limited to 80% of taxable income in the year utilized. Furthermore, our ability to use our net operating loss carryforwards is conditioned upon generating future U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to use our remaining net operating loss carryforwards, certain of our net operating loss carryforwards generated could expire before use.

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

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the NYSE. The Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an “emerging growth company.” In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business, financial condition, and results of operations will become more visible, which may result in threatened or actual litigation, including by competitors.

Certain members of our management team have limited experience managing a publicly traded company, and certain members joined us more recently. As such, our management team may not successfully or efficiently manage our growth as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate over 80% of the combined voting power of our Class A common stock and Class B common stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of (i) the 7th anniversary of the filing and effectiveness of our amended and restated certificate of incorporation, (ii) when the outstanding shares of our Class B common stock represent less than 5% of the combined voting power of our outstanding Class A common stock and Class B common stock, and (iii) the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Initial Public Offering

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering

On September 20, 2021, we closed our IPO in which we sold 12,650,000 shares of Class A common stock at a public offering price of $25.00 per share, including 1,650,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. We received net proceeds of $289.7 million, after deducting underwriting discounts and commissions of $21.3 million and offering expenses paid by us of approximately $6.0 million, net of reimbursements. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259016), which was declared effective by the SEC on September 15, 2021. The representatives of the several underwriters of the IPO were Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 17, 2021 pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosure
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below.

Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-40787	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the registrant.	10-Q	001-40787	3.2	November 12, 2021
4.2	Amended and Restated Investors’ Rights Agreement, among the registrant and certain holders of its capital stock, dated as of April 6, 2020, as amended on April 21, 2021.	S-1	333-259016	4.2	August 23, 2021
10.1+	Confirmatory Employment Letter between the registrant and Peter Barker, dated as of March 7, 2022.	10-K	001-40787	10.11	March 9, 2022
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

________________
* Filed herewith.
+ Indicates management contract or compensatory plan.
† The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ForgeRock, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGEROCK, INC.

Date: May 12, 2022	By:	/s/ Francis Rosch
Francis Rosch
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ John Fernandez
John Fernandez
Chief Financial Officer and Executive Vice President of Global Operations (Principal Financial Officer and Principal Accounting Officer)