Form 10-Q
period 2022-06-30
ForgeRock, Inc.
filed 2022-08-12
CIK 1543916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	FORG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, there were 37,845,089 shares of the registrant's Class A common stock outstanding and 47,184,236 shares of the registrant's Class B common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$99,083	$128,381
Short-term investments	248,128	241,411
Accounts receivable, net of allowance for credit losses of $192 and $34, respectively	45,899	55,999
Contract assets	15,673	19,670
Deferred commissions	8,343	8,457
Prepaid expenses and other assets	10,362	9,787
Total current assets	427,488	463,705
Deferred commissions	16,441	15,601
Property and equipment, net	2,751	2,463
Operating lease right-of-use assets	10,785	12,626
Contract and other assets	3,091	2,783
Total assets	$460,556	$497,178
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,930	$2,039
Accrued expenses	5,924	5,016
Accrued compensation	16,017	22,359
Current portion of operating lease liability	1,263	1,820
Deferred revenue	64,261	67,222
Other liabilities	1,858	2,258
Total current liabilities	91,253	100,714
Long-term debt	39,547	39,483
Long-term operating lease liability	10,008	11,037
Deferred revenue	2,136	8,172
Other liabilities	1,811	1,646
Total liabilities	144,755	161,052
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock; $0.001 par value; 1,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 37,790 and 28,892 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	38	29
Class B common stock; $0.001 par value; 500,000 shares authorized as of June 30, 2022 and December 31, 2021, 47,208 and 53,761 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	47	54
Additional paid-in capital	615,321	593,196
Accumulated other comprehensive income	3,060	6,672
Accumulated deficit	(302,665)	(263,825)
Total stockholders’ equity	315,801	336,126
Total liabilities and stockholders’ equity	$460,556	$497,178
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription term licenses	$15,527	$22,504	$35,185	$43,585
Subscription SaaS, support & maintenance	29,562	20,239	55,748	38,603
Perpetual licenses	19	147	105	702
Total subscriptions and perpetual licenses	45,108	42,890	91,038	82,890
Professional services	2,569	1,063	4,731	1,913
Total revenue	47,677	43,953	95,769	84,803
Cost of revenue:
Subscriptions and perpetual licenses	6,415	4,149	12,268	7,796
Professional services	2,912	3,792	5,763	6,681
Total cost of revenue	9,327	7,941	18,031	14,477
Gross profit	38,350	36,012	77,738	70,326
Operating expenses:
Research and development	15,666	9,952	30,144	20,387
Sales and marketing	30,050	22,044	57,028	42,286
General and administrative	14,935	8,656	28,479	16,903
Total operating expenses	60,651	40,652	115,651	79,576
Operating loss	(22,301)	(4,640)	(37,913)	(9,250)
Foreign currency gain (loss)	1,026	33	1,461	(319)
Fair value adjustment on warrants and preferred stock tranche option	—	(3,761)	—	(7,339)
Interest expense	(881)	(1,197)	(1,780)	(2,377)
Other, net	275	(207)	343	(403)
Interest and other expense, net	420	(5,132)	24	(10,438)
Loss before income taxes	(21,881)	(9,772)	(37,889)	(19,688)
Provision for income taxes	489	286	951	456
Net loss	$(22,370)	$(10,058)	$(38,840)	$(20,144)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.26)	$(0.40)	$(0.46)	$(0.81)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	84,445	25,161	84,107	24,792
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(22,370)	$(10,058)	$(38,840)	$(20,144)
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale securities	(481)	19	(2,167)	4
Foreign currency translation adjustment	(1,153)	(64)	(1,445)	(759)
Total comprehensive loss	$(24,004)	$(10,103)	$(42,452)	$(20,899)
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

For the Three and Six Months Ended June 30, 2022
	Redeemable convertible preferred stock		Class A and Class B common stock and Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balances at March 31, 2022	—	$—	84,251,552	$84	$601,834	$4,694	$(280,295)	$326,317
Stock-based compensation expense	—	—	—	—	7,971	—	—	7,971
Exercise of common stock options	—	—	454,267	1	1,142	—	—	1,143
Issuance of common stock under employee stock purchase plan	—	—	292,531	—	4,374	—	—	4,374
Unrealized loss on available-for-sale securities	—	—	—	—	—	(481)	—	(481)
Foreign currency translation adjustment	—	—	—	—	—	(1,153)	—	(1,153)
Net loss	—	—	—	—	—	—	(22,370)	(22,370)
Balances at June 30, 2022	—	$—	84,998,350	$85	$615,321	$3,060	$(302,665)	$315,801

Balances at December 31, 2021	—	$—	82,648,825	$83	$593,196	$6,672	$(263,825)	$336,126
Stock-based compensation expense	—	—	—	—	14,431	—	—	14,431
Exercise of common stock options	—	—	2,056,994	2	3,320	—	—	3,322
Issuance of common stock under employee stock purchase plan	—	—	292,531	—	4,374	—	—	4,374
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,167)	—	(2,167)
Foreign currency translation adjustment	—	—	—	—	—	(1,445)	—	(1,445)
Net loss	—	—	—	—	—	—	(38,840)	(38,840)
Balances at June 30, 2022	—	$—	84,998,350	$85	$615,321	$3,060	$(302,665)	$315,801

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

For the Three and Six Months Ended June 30, 2021
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balances at March 31, 2021	40,842,619	$231,503	24,776,622	$25	$23,783	$4,543	$(226,143)	$(197,792)
Stock-based compensation expense	—	—	—	—	1,763	—	—	1,763
Series E-1 redeemable convertible preferred stock issuance, net of issuance costs	1,935,789	19,951	—	—	—	—	—	—
Reclassification of preferred stock tranche option liability upon issuance of Series E-1 redeemable convertible preferred stock	—	11,724	—	—	—	—	—	—
Exercise of common stock options	—	—	644,515	—	812	—	—	812
Unrealized gain on available-for-sale securities	—	—	—	—	—	19	—	19
Foreign currency translation adjustment	—	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	—	(10,058)	(10,058)
Balances at June 30, 2021	42,778,408	$263,178	25,421,137	$25	$26,358	$4,498	$(236,201)	$(205,320)

Balances at December 31, 2020	40,842,619	$231,503	24,185,622	$24	$20,602	$5,253	$(216,057)	$(190,178)
Stock-based compensation expense	—	—	—	—	3,287	—	—	3,287
Series E-1 redeemable convertible preferred stock issuance, net of issuance costs	1,935,789	19,951	—	—	—	—	—	—
Reclassification of preferred stock tranche option liability upon issuance of Series E-1 redeemable convertible preferred stock	—	11,724	—	—	—	—	—	—
Exercise of common stock options	—	—	1,235,515	1	2,469	—	—	2,470
Unrealized gain on available-for-sale securities	—	—	—	—	—	4	—	4
Foreign currency translation adjustment	—	—	—	—	—	(759)	—	(759)
Net loss	—	—	—	—	—	—	(20,144)	(20,144)
Balances at June 30, 2021	42,778,408	$263,178	25,421,137	$25	$26,358	$4,498	$(236,201)	$(205,320)

See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(38,840)	$(20,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	549	536
Noncash operating lease expense	1,147	937
Stock-based compensation expense	14,431	3,287
Amortization of deferred commissions	7,202	7,233
Foreign currency remeasurement gain	(1,539)	(668)
Change in fair value of redeemable convertible preferred stock warrant liability	—	4,157
Change in fair value of preferred stock tranche option liability	—	3,182
Amortization of premium / discount on short-term investments	1,247	371
Other	50	142
Changes in operating assets and liabilities:
Deferred commissions	(7,928)	(9,577)
Accounts receivable	7,709	(3,213)
Contract and other non-current assets	2,458	(9,176)
Prepaid expenses and other current assets	(893)	(6,776)
Operating lease liabilities	(884)	(1,200)
Accounts payable	(45)	(411)
Accrued expenses and other liabilities	(4,265)	1,907
Deferred revenue	(5,130)	93
Net cash used in operating activities	(24,731)	(29,320)
Investing activities:
Purchases of property and equipment	(974)	(341)
Purchases of short-term investments	(64,971)	(63,283)
Maturities of short-term investments	43,048	—
Sales of short-term investments	11,792	4,260
Net cash used in investing activities	(11,105)	(59,364)
Financing activities:
Payment of offering costs	(141)	—
Proceeds from exercises of employee stock options	3,329	2,470
Proceeds from issuance of common stock under employee stock purchase plan	4,374	—
Proceeds from issuance of redeemable convertible preferred stock	—	19,951
Principal repayments on debt	—	(46)
Net cash provided by financing activities	7,562	22,375
Effect of exchange rates on cash and cash equivalents and restricted cash	(1,036)	(249)
Net decrease in cash, cash equivalents and restricted cash	(29,310)	(66,558)
Cash, cash equivalents and restricted cash, beginning of year	128,437	100,042
Cash, cash equivalents and restricted cash, end of period	$99,127	$33,484

Supplementary cash flow disclosure:
Cash paid for interest	$(1,333)	$(1,571)

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$99,083	$33,431
Restricted cash included in prepaids and other current assets	44	53
Total cash and cash equivalents and restricted cash	$99,127	$33,484

Short-term investments, end of period	$248,128	$47,311
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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations, comprehensive loss, and redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021 and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 and the related footnote disclosures are unaudited. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K on file with the SEC (“Annual Report”).

The interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that are necessary to state fairly the consolidated financial position of the Company as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.

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

The COVID-19 pandemic has resulted in a sustained global slowdown of economic activity that has decreased demand for certain goods and services, including possibly from the Company’s customers. While we have not experienced significant disruptions from the COVID-19 pandemic, we are unable to accurately predict the extent to which the ongoing COVID-19 pandemic may impact our business, results of operations and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. If the pandemic or its impact changes, the Company’s judgments or estimates will also change, and those changes could materially impact the Company’s condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Except for the policies updated below, including the accounting policies for credit losses and income taxes that were updated below as a result of the Company adopting the FASB Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments—Credit Losses (“Topic 326”) and ASU 2019-12, Income Taxes (Topic “740”): Simplifying the Accounting for Income Taxes, respectively, on January 1, 2022, there have been no significant changes from the significant accounting policies disclosed in in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of the Annual Report.

Cash Equivalents

Cash consists primarily of cash on deposit with banks. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase.

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

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, no allowance for credit losses in short-term investments was recorded.

Interest income is reported within Other, net in the condensed consolidated statements of operations. Realized gains and losses are determined based on the specific identification method and are reported in Other, net in the consolidated statements of operations.

Accounts Receivable, Contract Assets and Allowances

Accounts receivable are recorded at the invoiced amount, net of allowances for expected credit losses. Effective January 1, 2022, the Company reports accounts receivable and contract assets net of an allowance for expected credit losses in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”), while prior period amounts continue to be reported in accordance with previously applicable GAAP. These allowances are based on the Company’s assessment of the collectability of accounts by considering the age of each outstanding invoice, the collection history of each customer, and an evaluation of current expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. We assess collectability by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. Amounts deemed uncollectible are recorded as an allowance for expected credit losses in the condensed consolidated balance sheets with an offsetting decrease in deferred revenue or a charge to sales and marketing expense in the condensed consolidated statements of operations.

Collaborative Arrangements

The Company has entered into collaborative arrangements with two partners in order to develop future versions of and enhance the features and functionality of its identity software and SaaS services. These arrangements have been determined to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. These arrangements also include research, development and commercial activities. The terms of the Company’s collaborative arrangements include (i) revenue on sales of licensed products, (ii) royalties on net sales of licensed products and (iii) reimbursements for research and development expenses. In the three months ended June 30, 2022 and 2021, the Company recognized revenue of $1.4 million and $1.4 million and royalty expenses of $0.2 million and $0.2 million related to collaborative arrangements, respectively. In the six months ended June 30, 2022 and 2021, the Company recognized revenue of $2.6 million and $2.2 million and royalty expenses of $0.6 and $0.5 related to collaborative arrangements, respectively.

JOBS Act Accounting Election

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC or affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. Effective December 31, 2022, the Company will no longer meet the definition of an EGC. Accordingly, as of December 31, 2022, the Company will be required to comply with the effective accounting standards applicable to public companies, which the Company is currently evaluating.

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

3. Segment and Revenue Disclosures
Segment Reporting:
Revenue by geographic region is based on the delivery address of the customer and is summarized in the below table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$26,118	$24,240	$50,868	$45,566
EMEA	16,687	14,086	33,789	28,890
APAC	4,872	5,627	11,112	10,347
Total Revenue	$47,677	$43,953	$95,769	$84,803

The Company’s revenue from the United States was $23.1 million and $45.6 million for the three and six months ended June 30, 2022, respectively. The Company’s revenue from the United States was $22.9 million and $42.3 million for the three and six months ended June 30, 2021, respectively. The Company’s revenue from the United Kingdom was $5.3 million and $10.1 million for the three and six months ended June 30, 2022, respectively. The Company’s revenue from the United Kingdom did not exceed 10% of the Company’s total revenue for the three and six months ended June 30, 2021. No other individual country exceeded 10% of the Company’s total quarterly revenue during the periods presented.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Multi-year term licenses	$9,329	$15,481	$17,515	$27,612
1-year term licenses	6,198	7,023	17,670	15,973
Total subscription term licenses	15,527	22,504	35,185	43,585
Subscription SaaS, support and maintenance	29,562	20,239	55,748	38,603
Perpetual licenses	19	147	105	702
Total subscriptions and perpetual licenses	45,108	42,890	91,038	82,890
Professional services	2,569	1,063	4,731	1,913
Total Revenue	$47,677	$43,953	$95,769	$84,803
Contract Assets and Deferred Revenue
Contract assets and deferred revenue from contracts with customers were as follows (in thousands):

	June 30, 2022	December 31, 2021
Contract assets	$16,345	$20,508
Deferred revenue	66,397	75,394

Generally, the Company invoices its customers at the time a customer enters into a binding contract. However, the Company may offer invoicing and payment installments for certain multi-year arrangements. In these instances, timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are recorded when revenue is recognized prior to invoicing. Contract assets are transferred to accounts receivable upon customer invoicing. Beginning of the period contract asset amounts transferred to accounts receivable during the period were $9.5 million and $2.9 million for the three months ended June 30, 2022 and 2021, respectively and $14.7 million and $6.4 million for the six months ended June 30, 2022 and 2021, respectively.

Deferred revenue is recorded when invoicing occurs before revenue is recognized. Deferred revenue recognized that was included in the deferred revenue balance at the beginning of the period was $25.7 million and $19.1 million for the three months ended June 30, 2022 and 2021, respectively and $46.3 million and $31.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, total remaining non-cancellable performance obligations under the Company’s subscriptions and perpetual license contracts with customers was approximately $163.1 million. Of this amount, the Company expects to recognize revenue of approximately $98.1 million, or 60%, over the next 12 months, with the balance to be recognized as revenue thereafter.

The Company excludes the transaction price allocated to RPOs that have original expected durations of one year or less such as professional services and training.

Contract Costs
The following table summarizes the account activity of deferred commissions for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$24,152	$15,001	$24,058	$14,748
Additions to deferred commissions	3,843	5,962	7,928	9,540
Amortization of deferred commissions	(3,211)	(3,909)	(7,202)	(7,233)
Ending balance	$24,784	$17,054	$24,784	$17,054

	June 30, 2022	December 31, 2021
Deferred commissions, current	$8,343	$8,457
Deferred commissions, non-current	16,441	15,601
Total deferred commissions	$24,784	$24,058

Concentrations of Credit Risk, Significant Customers and Third Party Hosted Services

Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are currently held in two financial institutions and, at times, may exceed federally insured limits.

Major Customers

As of June 30, 2022 and December 31, 2021 no single customer represented greater than 10% of accounts receivable. The Company does not require collateral to secure trade receivable balances. For the three months ended June 30, 2022, no single customer represented greater than 10% of revenue. For the three months ended June 30, 2021, one customer represented greater than 10% of revenue. For the six months ended June 30, 2022 and 2021, no single customer represented greater than 10% of revenue.

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities held by value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$70,039	$—	$—	$70,039
Total cash equivalents	70,039	—	—	70,039
Commercial paper	—	65,573	—	65,573
Asset-backed securities	—	39,075	—	39,075
Corporate debt securities	—	87,951	—	87,951
U.S. treasury bonds	—	55,529	—	55,529
Total short-term investments	—	248,128	—	248,128
Total cash equivalents and short-term investments	$70,039	$248,128	$—	$318,167

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$98,333	$—	$—	$98,333
Total cash equivalents	98,333	—	—	98,333
Commercial paper	—	78,448	—	78,448
Asset-backed securities	—	51,587	—	51,587
Corporate debt securities	—	85,084	—	85,084
U.S. treasury bonds	—	26,292	—	26,292
Total short-term investments	—	241,411	—	241,411
Total cash equivalents and short-term investments	$98,333	$241,411	$—	$339,744

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

5. Cash Equivalents and Short-Term Investments

The amortized cost, unrealized loss and estimated fair value of the Company’s cash equivalents and short-term investments as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash Equivalents:
Money market funds	$70,039	$—	$—	$70,039
Total cash equivalents	70,039	—	—	70,039
Short-term investments
Commercial paper	65,573	—	—	65,573
Asset-backed securities	39,600	—	(525)	39,075
Corporate debt securities	89,193	—	(1,242)	87,951
U.S. Treasury bonds	56,522	—	(993)	55,529
Short-term investments	250,888	—	(2,760)	248,128
Total	$320,927	$—	$(2,760)	$318,167

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Cash Equivalents:
Money market funds	$98,333	$—	$—	$98,333
Total cash equivalents	98,333	—	—	98,333
Short-term investments
Commercial paper	78,448	—	—	78,448
Asset-backed securities	51,745	—	(158)	51,587
Corporate debt securities	85,365	—	(281)	85,084
U.S. treasury bonds	26,444	—	(152)	26,292
Short-term investments	242,002	—	(591)	241,411
Total	$340,335	$—	$(591)	$339,744

All short-term investments were designated as available-for-sale securities as of June 30, 2022 and December 31, 2021.

The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$199,719	$198,352
Due between one to five years	51,169	49,776
Total	$250,888	$248,128

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$142,950	$142,868
Due between one to five years	99,052	98,543
Total	$242,002	$241,411

As of June 30, 2022, the Company did not have any unsettled purchases or unsettled maturities of short-term investments.

The Company had short-term investments with a market value of $182.6 million and $163.0 million in unrealized loss positions as of June 30, 2022 and December 31, 2021, respectively. The Company has not incurred unrealized losses for greater than 12 months on its short-term investments. Gross unrealized losses from available-for-sale securities were $2.8 million and $0.6 million as of June 30, 2022 and December 31, 2021, from 36 and 38 investment positions, respectively. There were no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2022 and June 30, 2021.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of June 30, 2022 and December 31, 2021.

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
The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease expense	$699	$1,372
Variable lease expense	164	339
Total lease expense	$863	$1,711

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed consolidated statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases:

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$886
Weighted-average remaining lease term (years)
Operating leases	6.6
Weighted-average discount rate
Operating leases	5.3%

The following table summarizes the maturities of lease liabilities as of June 30, 2022 (in thousands):

2022 (6 months remaining)	$732
2023	2,220
2024	2,102
2025	1,882
2026	1,753
Thereafter	4,825
Total future minimum lease payments	13,514
Less: Imputed interest	(2,243)
Present value of future minimum lease payments	11,271
Less: Current portion of operating lease liability	(1,263)
Non-current portion of operating lease liability	$10,008

7. Debt
The following table presents total debt outstanding (in thousands, except interest rates):

	June 30, 2022		December 31, 2021
	Amount	Interest Rate	Amount	Interest Rate
$10.0 million March 2019	$10,000	8.00%	$10,000	8.00%
$10.0 million September 2019	10,000	8.00%	10,000	8.00%
$10.0 million December 2019	10,000	8.00%	10,000	8.00%
$10.0 million March 2020	10,000	8.00%	10,000	8.00%
Less: debt discount	(453)		(517)
Total debt, net of debt discount	39,547		39,483
Less: current portion	—		—
Total long-term debt	$39,547		$39,483

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

As of June 30, 2022 and December 31, 2021, accrued interest for the end-of term payments was $1.8 million and $1.6 million, respectively. The annualized effective interest rate on debt was 8.73% and 11.26% for the six months ended June 30, 2022 and year ended December 31, 2021, respectively. As of June 30, 2022, the Company was in compliance with the covenants set forth in the A&R Loan Agreement.
Future principal payments on outstanding borrowings as of June 30, 2022 are as follows:

Years ending:
2022 (6 months remaining)	$—
2023	—
2024	—
2025	30,000
2026	10,000
Total	$40,000

8. Commitments and Contingencies

Letters of Credit

As of June 30, 2022 and December 31, 2021, the Company had outstanding letters of credit under an office lease agreement that totaled $0.6 million, which primarily guaranteed early termination fees in the event of default. The letters of credit are not collateralized.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, information technology operations and marketing events. Total noncancellable purchase commitments as of June 30, 2022 were approximately $60.6 million as follows:

2022	$12,473
2023	23,131
2024	25,000
$60,604

Employee Benefit Plans

The Company has a 401(k) Savings Plan (“the 401(k) Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The 401(k) Plan and other pension plans outside the United States that the Company provides or is mandated to provide are all defined contribution plans. During the three months ended June 30, 2022 and 2021, the Company’s 401(k) and other pension plan contributions were $1.1 million and $1.0 million, respectively. During the six months ended June 30, 2022 and 2021, the Company’s 401(k) and other pension plan contributions were $2.2 million and $1.8 million, respectively.

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

The Company has not been obligated to make any payments for contingent indemnification obligations in respect to third-party claims, and no liabilities have been recorded for these obligations as of June 30, 2022 and December 31, 2021.

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

9. Income Taxes

For the three months ended June 30, 2022 and 2021, the Company recorded a tax provision of $0.5 million and $0.3 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded a tax provision of $1.0 million and $0.5 million, respectively. The effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against deferred tax assets.

10. Stock-based Compensation

A summary of the Company’s stock-based compensation expense as recognized on the condensed consolidated statements of operations is presented in thousands below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$615	$94	$1,132	$167
Research and development	1,653	224	3,053	493
Sales and marketing	2,803	547	5,061	968
General and administrative	2,900	898	5,185	1,659
Total stock-based compensation expense	$7,971	$1,763	$14,431	$3,287

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

2012 Equity Incentive Plan

The 2012 Plan, which was amended in March 2021, was terminated in September 2021, in connection with the adoption of the 2021 Plan, and stock-based awards are no longer granted under the 2012 Plan. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of June 30, 2022, the Company has not issued any stock appreciation rights.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective concurrent with the completion of the IPO, and established an initial reserve of 1,617,000 shares of common stock. The 2021 ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 1,617,000 shares; (ii) 1% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount determined by the plan administrator. As of June 30, 2022, 292,531 shares had been purchased under the 2021 ESPP.

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

Restricted Stock Units

The Company grants RSUs that generally vest over four years for our employees and one to three years for our non-employee directors. The total grant date fair value of RSUs granted during the six months ended June 30, 2022 was $34.0 million. There were no RSUs granted during the six months ended June 30, 2021.

A summary of the Company’s unvested RSUs and activity for the six months ended June 30, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,702,724	$27.49
Granted	2,361,056	14.41
Vested	(25,000)	27.49
Canceled	(140,727)	19.28
Outstanding at June 30, 2022	3,898,053	19.87

As of June 30, 2022, there was $68.7 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 3.4 years using the straight-line method.

Stock Options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2022 is as follows:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	14,219,587	$5.10	6.4	$306,981
Options exercised	(2,031,994)	1.64
Options forfeited	(219,111)	7.39
Balance at June 30, 2022	11,968,482	5.65	6.6	190,452
As of June 30, 2022:
Vested and exercisable	8,553,980	3.89	5.9	149,986

As of June 30, 2022, there was $18.9 million of unrecognized compensation expense related to non-vested stock options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 2.1 years. No stock options were granted during the six months ended June 30, 2022.

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

12. Stockholders’ Equity

Preferred Stock

In connection with the IPO, the Company amended and restated its certificate of incorporation, which became effective immediately prior to the closing of the Company’s offering, which authorized 100,000,000 shares of undesignated preferred stock, with a par value of $0.001. As of June 30, 2022, there were 100,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.

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

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary stockholders for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock options	8,284	9,038	8,347	9,312
Restricted stock units	654	336	387	336
Convertible preferred stock warrants and option	—	412	—	412
Other awards including contingently issuable shares	—	67	—	67
Total anti-dilutive shares	8,938	9,853	8,734	10,127

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

KKR & Co. Inc. (“KKR”) is a U.S.-based investment firm. Funds controlled by KKR held approximately 5.3% and 7.8% of the Company’s capital stock as of June 30, 2022 and June 30, 2021, respectively. KKR has representation on the Company’s board of directors. The Company has customer arrangements with multiple KKR affiliates. During the three and six months ended June 30, 2022, the Company recognized revenue of $1.2 million and $1.8 million with KKR affiliates, respectively. During the three and six months ended June 30, 2021, the Company recognized revenue of $0.8 million and $1.3 million, respectively. The Company had $0.3 million and $1.4 million in aggregate accounts receivable recorded related to these agreements at June 30, 2022 and June 30, 2021, respectively.

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

We Generate Substantially All of Our Revenue From Subscriptions

Our revenue includes recurring revenue from term licenses, SaaS, and maintenance and support (which we refer to collectively as our subscription revenue). We generate substantially all of our revenue from the sale of subscriptions, which accounted for 95% and 98% of our total revenue for the three months ended June 30, 2022 and 2021, respectively. We have significantly reduced our percentage of revenue from perpetual licenses to approximately 0.1% and 0.3% for each of the three months ended June 30, 2022 and 2021. The remainder of our revenue is from professional services, which represented 5% and 2% of our revenue for the three months ended June 30, 2022 and 2021, respectively. We enable our customers to choose how they want to deploy our software in their heterogeneous environments, including self-managed environments such as public and private cloud environments, and through our SaaS offering, ForgeRock Identity Cloud, or a combination of both. Our subscription contracts are typically non-cancelable and non-refundable, and are largely billed annually upfront. Our pricing is generally based on the deployment method (SaaS or self-managed), products purchased, identity type (consumer, workforce, or IoT and services), and number of identities managed.

We Focus on Global Enterprises and Large Organizations, Who are Prioritizing Investments in Identity

Our go-to-market strategy is primarily focused on selling to large global enterprises, who are consistently investing in identity as a top priority. We focus our sales efforts on decision makers with a purview across the enterprise such as Chief Information Officers, or CIOs, Chief Information Security Officers, or CISOs, Chief Digital Officers, or CDOs, and Chief Technology Officers, or CTOs. We are also increasing our focus on line-of-business owners and developers as core stakeholders. We have been operating globally since our founding and 45% of our revenue in the three months ended June 30, 2022 was generated from customers located in Europe, the Middle East and Africa, or EMEA, and the Asia-Pacific, or APAC, region, demonstrating the global demand for our offerings. Our customers are based in more than 50 countries and across a diverse set of industries such as financial services, public sector, technology, telecom and media, medical, services, retail, and manufacturing. Many of our customers are recognized as leaders in their respective industries or public sectors.

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

We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. As of June 30, 2022 and 2021, we had 414 and 353 large customers with $100,000 of ARR or greater, respectively, representing 91% and 88% of our total ARR as of such dates. For the three months ended June 30, 2022, no single customer accounted for more than 10% of our total revenue or 3% of our total ARR. For the three months ended June 30, 2021, one customer accounted for more than 10% of our total revenue and no single customer accounted for more than 3% of our total ARR.

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

For the three months ended June 30, 2022 and 2021, our ARR was $201.6 million and $155.0 million, respectively, representing a year-over-year growth rate of 30%. We generate substantially all of our revenue from subscriptions, with 95% and 98% of our total revenue coming from subscriptions for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021 our total revenue was $47.7 million and $44.0 million, respectively, representing a year-over-year change of 8%. In the same periods, we incurred net losses of $22.4 million and $10.1 million, respectively.

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

For our SaaS offering, the ForgeRock Identity Cloud, substantially all of revenue is recognized ratably over the subscription term. If the total contract value of our SaaS subscriptions increases as a percentage of total contract value of all our subscriptions, less revenue would be recognized upfront. Consequently, the recognition of lower revenue will result in a higher operating loss.

For the reasons stated above, our revenue is affected by the overall growth in our business and changes in our revenue mix of self-managed subscriptions and SaaS subscriptions. As a result, our year-over-year growth rates for total revenue may not be comparable due to changes in revenue mix.

Seasonality

We experience seasonality in our business and believe seasonality will continue to affect our financial results. The purchasing patterns of our customers may coincide with their fiscal year end. Historically, a greater percentage of our subscription revenue from term-based licenses, which is recognized up front at the later of delivery or commencement of the license term, has been generated in the fourth quarter compared to other quarters.

Key Business Metrics

Annualized Recurring Revenue (ARR)

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

The table below sets forth our ARR as of June 30, 2022 and 2021.

	As of June 30,		Change
	2022	2021	Amount	Percent
	(in millions, except percentages)
ARR	$201.6	$155.0	$46.6	30%

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

Our Net Retention Rate for the three months ended June 30, 2022 was 112%.

The following table sets forth our Net Retention Rate for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021	Change

Net Retention Rate	112%	113%	(1)%

Number of Large Customers

We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. We had 414 large customers as of June 30, 2022, which represents a 17% increase compared to our large customer count as of June 30, 2021.

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

A reconciliation of Non-GAAP gross profit to GAAP gross profit, and non-GAAP gross margin to GAAP gross margin, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross profit	$38,350	$36,012	$77,738	$70,326
Add: stock-based compensation included in cost of revenue	615	94	1,132	167
Non-GAAP gross profit	$38,965	$36,106	$78,870	$70,493
Gross margin	80%	82%	81%	83%
Non-GAAP gross margin	82%	82%	82%	83%

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

A reconciliation of non-GAAP operating loss and non-GAAP operating margin to GAAP operating loss and GAAP operating margin, the most directly comparable GAAP measures, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Operating loss	$(22,301)	$(4,640)	$(37,913)	$(9,250)
Add: stock-based compensation	7,971	1,763	14,431	3,287
Non-GAAP operating loss	$(14,330)	$(2,877)	$(23,482)	$(5,963)
Operating margin	(47)%	(11)%	(40)%	(11)%
Non-GAAP operating margin	(30)%	(7)%	(25)%	(7)%
Adjusted EBITDA

We define Adjusted EBITDA as operating loss, adjusted for depreciation and stock-based compensation expense.

A reconciliation of Adjusted EBITDA to operating loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating loss	$(22,301)	$(4,640)	$(37,913)	$(9,250)
Depreciation	269	267	549	536
Add: stock-based compensation	7,971	1,763	14,431	3,287
Adjusted EBITDA	$(14,061)	$(2,610)	$(22,933)	$(5,427)

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment.

A reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, is as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(24,731)	$(29,320)
Less: purchases of property and equipment	(974)	(341)
Free cash flow	$(25,705)	$(29,661)
Net cash used in investing activities	$(11,105)	$(59,364)
Net cash provided by financing activities	7,562	22,375
Cash paid for interest	(1,333)	(1,571)

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

Subscription SaaS, Support & Maintenance. We sell SaaS subscriptions for access to the ForgeRock Identity Cloud, our SaaS offering. We sell support and maintenance bundled with license in the self-managed software subscription offering, or as a standalone for the perpetual license support & maintenance renewal. For our SaaS offerings, we recognize revenue ratably over the period beginning on the latter of the commencement of the subscription term or the provisioning of the SaaS service, to the end of the subscription term. For support and maintenance, we recognize revenue ratably over the period beginning on the latter of the commencement of the subscription term or the delivery of the software to the end of the subscription term.

Perpetual Licenses. We also sell perpetual licenses to our self-managed solutions. Revenue from our perpetual licenses is recognized when the software is delivered or made available to the customer. In both the three and six months ended June 30, 2022 and 2021, revenue from perpetual licenses represented approximately less than 1% of our total revenue. This reflects a shift by our customers away from purchasing perpetual licenses in favor of subscription term licenses or SaaS subscriptions. We do not expect perpetual license revenue to be material in future periods.

Subscriptions and perpetual licenses revenue represented approximately 95% and 98% of our total revenue in the three months ended June 30, 2022 and 2021, respectively and 95% and 98% of our total revenue in the six months ended June 30, 2022 and 2021, respectively. We expect that substantially all our revenue will be generated from subscriptions for the foreseeable future. Our subscriptions revenue may fluctuate due to the timing and relative mix between revenue from subscription term licenses and subscription SaaS, support & maintenance. Over time, we expect a greater percentage of our subscriptions and perpetual licenses revenue will come from our ForgeRock Identity Cloud offering. This will have a negative impact on our near-term revenue growth as SaaS subscription revenue is recognized ratably.

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

Revenue from professional services represented 5% and 2% of our total revenue in the three months ended June 30, 2022 and 2021, respectively and 5% and 2% of our total revenue in the six months ended June 30, 2022 and 2021, respectively. We expect our professional services revenue to increase in absolute dollars as our business continues to grow, but we do not expect professional services revenue to fluctuate significantly as a percentage of total revenue over time.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription term licenses	$15,527	$22,504	$35,185	$43,585
Subscription SaaS, support & maintenance	29,562	20,239	55,748	38,603
Perpetual licenses	19	147	105	702
Total subscriptions and perpetual licenses	45,108	42,890	91,038	82,890
Professional services	2,569	1,063	4,731	1,913
Total revenue	47,677	43,953	95,769	84,803
Cost of revenue:
Subscriptions and perpetual licenses	6,415	4,149	12,268	7,796
Professional services	2,912	3,792	5,763	6,681
Total cost of revenue (1)	9,327	7,941	18,031	14,477
Gross profit	38,350	36,012	77,738	70,326
Operating expenses:
Research and development (1)	15,666	9,952	30,144	20,387
Sales and marketing (1)	30,050	22,044	57,028	42,286
General and administrative (1)	14,935	8,656	28,479	16,903
Total operating expenses	60,651	40,652	115,651	79,576
Operating loss	(22,301)	(4,640)	(37,913)	(9,250)
Foreign currency gain (loss)	1,026	33	1,461	(319)
Fair value adjustment on warrants and preferred stock tranche option	—	(3,761)	—	(7,339)
Interest expense	(881)	(1,197)	(1,780)	(2,377)
Other, net	275	(207)	343	(403)
Interest and other income (expense), net	420	(5,132)	24	(10,438)
Loss before income taxes	(21,881)	(9,772)	(37,889)	(19,688)
Provision for income taxes	489	286	951	456
Net loss	$(22,370)	$(10,058)	$(38,840)	$(20,144)
¹ Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$615	$94	$1,132	$167
Research and development	1,653	224	3,053	493
Sales and marketing	2,803	547	5,061	968
General and administrative	2,900	898	5,185	1,659
Total stock-based compensation expense	$7,971	$1,763	$14,431	$3,287

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription term licenses	33%	52%	37%	51%
Subscription SaaS, support & maintenance	62	46	58	46
Perpetual licenses	—	—	—	1
Total subscriptions and perpetual licenses	95	98	95	98
Professional services	5	2	5	2
Total revenue	100	100	100	100
Cost of revenue:
Subscriptions and perpetual licenses	13	9	13	9
Professional services	6	9	6	8
Total cost of revenue	19	18	19	17
Gross profit	81	82	81	83
Operating expenses:
Research and development	33	23	31	24
Sales and marketing	63	49	60	50
General and administrative	31	20	30	20
Total operating expenses	127	92	121	94
Operating loss	(46)	(10)	(40)	(11)
Foreign currency gain (loss)	2	—	2	—
Fair value adjustment on warrants and preferred stock tranche option	—	(9)	—	(9)
Interest expense	(2)	(3)	(2)	(3)
Other, net	1	0	0	0
Interest and other income (expense), net	1	(12)	—	(12)
Loss before income taxes	(45)	(22)	(40)	(23)
Provision for income taxes	1	1	1	1
Net loss	(46)%	(23)%	(41)%	(24)%

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription term licenses	$15,527	$22,504	$(6,977)	(31)%
Subscription SaaS, support & maintenance	29,562	20,239	9,323	46%
Perpetual licenses	19	147	(128)	(87)%
Total subscriptions and perpetual licenses	45,108	42,890	2,218	5%
Professional services	2,569	1,063	1,506	142%
Total revenue	$47,677	$43,953	$3,724	8%

Total subscriptions and perpetual licenses revenue increased by $2.2 million, or 5%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Subscription term licenses revenue decreased by $7.0 million or 31% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in subscription term licenses revenue was primarily driven by the lower self-managed subscription bookings as well as the timing of revenue recognition due to when the term licenses were delivered. Subscription SaaS, support & maintenance revenue increased by $9.3 million or 46% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in SaaS, support & maintenance revenue was driven by the addition of new customers due to increased adoption of our SaaS solutions as well as an increase in the number of identities and additional modules sold to existing customers. The increase in support and maintenance revenue was primarily driven by the steady growth of the installed base.

Professional services revenue increased by $1.5 million or 142% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by an increase in the cloud onboarding service and self-managed software service hours delivered by us in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Cost of revenue:
Subscriptions and perpetual licenses	$6,415	$4,149	$2,266	55%
Professional services	2,912	3,792	(880)	(23)%
Total cost of revenue	$9,327	$7,941	$1,386	17%
Gross Margin
Subscriptions and perpetual licenses	86%	90%
Professional services	(13)%	(257)%
Total Gross Margin	80%	82%

Subscriptions and perpetual licenses cost of revenue increased by $2.3 million, or 55%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to a $1.7 million increase in headcount and related personnel costs to support the growth of our offerings, as well as a $0.7 million increase in SaaS costs, stemming from ongoing maintenance for our expanding customer base and our investment in cloud infrastructure costs for our ForgeRock Identity Cloud offering. The increase was offset by a decrease in direct royalty costs of $0.1 million. Professional services cost of revenue decreased by $0.9 million, or 23%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was related to a $0.8 million reduction in payroll costs for certain employees whose nature of work has evolved from directly supporting customers to now being directly aligned with our Sales & Marketing efforts around customer renewals and churn mitigation.

Gross margin for subscriptions and perpetual licenses was 86% and 90% in the three months ended June 30, 2022 and June 30, 2021, respectively. The decrease in gross margin for subscriptions and perpetual licenses was due to investments to support the anticipated growth in new customers. While our gross margins for subscription and perpetual licenses revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale. Gross margin for professional services improved to (13)% in the three months ended June 30, 2022 from (257)% in the three months ended June 30, 2021. The improvement in gross margin for professional services was primarily due to an increase in revenue from professional services delivery.

Operating Expenses

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Operating Expenses:
Research and development	$15,666	$9,952	$5,714	57%
Sales and marketing	30,050	22,044	8,006	36%
General and administrative	14,935	8,656	6,279	73%
Total operating expenses	$60,651	$40,652	$19,999	49%

Research and Development. Research and development expenses increased $5.7 million, or 57%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase of $3.8 million in personnel costs related to higher headcount to support our continued research and development efforts in enhancing our offerings. Further there was a $0.8 million increase in cloud costs, including Google, related to our cloud strategy, and a $0.5 million increase in professional fees.

Sales and Marketing. Sales and marketing expenses increased $8.0 million, or 36% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $4.7 million increase in personnel costs related primarily to higher headcount, including $0.8 million of personnel costs for certain employees that were previously included in cost of revenue as described above, a $1.7 million increase in travel-related expenses due to the easing of COVID-19 pandemic travel restrictions and a $1.2 million increase in marketing costs as marketing events ramp back up in 2022.

General and Administrative. General and administrative expenses increased $6.3 million, or 73%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $3.3 million increase in personnel costs driven by higher headcount and an increase in stock-based compensation expense. There was also a $1.4 million increase in third-party professional fees and a $1.1 million increase related to insurance and facilities costs due to an increase in insurance expenses as a result of being a public company during the three months ended June 30, 2022.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Interest and other income (expense), net
Foreign currency gain	$1,026	$33	$993	3009%
Fair value adjustment on warrants and stock tranche option	—	(3,761)	3,761	(100%)
Interest expense	(881)	(1,197)	316	(26%)
Other, net	275	(207)	482	(233%)
Interest and other income (expense), net	$420	$(5,132)	$5,552	(108%)

We recorded a net foreign currency gain of $1.0 million in the three months ended June 30, 2022 compared to a net foreign currency gain of less than $0.1 million in the three months ended June 30, 2021, primarily due to foreign currency remeasurement fluctuations on balances primarily denominated in the US Dollar, Euro and British pound.

In the three months ended June 30, 2022, we did not record a fair value mark-to-market adjustment on a preferred stock tranche call option (whereas in the three months ended June 30, 2021, we recorded a fair value mark-to-market adjustment of $1.8 million) because the option was exercised in April 2021 by its holder who purchased shares of Series E-1 preferred stock with an aggregate value of $20.0 million. In addition, in the three months ended June 30, 2022, we did not record a fair value mark-to-market adjustment on warrants (whereas in the three months ended June 30, 2021, we recorded a fair value mark-to-market adjustment of $1.9 million) because the warrants were exercised in September 2021.

Interest expense decreased to $0.9 million in the three months ended June 30, 2022 compared to $1.2 million in the three months ended June 30, 2021 due to lower interest rates under our debt agreements as amended, effective September 16, 2021.

Provision for Income Taxes

In the three months ended June 30, 2022 and 2021, we recorded a provision for income taxes of $0.5 million and $0.3 million, respectively. In the three months ended June 30, 2022 and 2021, the effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against those deferred tax assets.

Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription term licenses	$35,185	$43,585	$(8,400)	(19)%
Subscription SaaS, support & maintenance	55,748	38,603	17,145	44%
Perpetual licenses	105	702	(597)	(85)%
Total subscriptions and perpetual licenses	91,038	82,890	8,148	10%
Professional services	4,731	1,913	2,818	147%
Total revenue	$95,769	$84,803	$10,966	13%

Total revenue increased by $11.0 million, or 13%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Total subscriptions and perpetual licenses revenue increased by $8.1 million, or 10% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Subscription term licenses revenue decreased by $8.4 million or 19% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in subscription term licenses revenue was primarily driven by the lower self-managed subscription bookings as well as the timing of revenue recognition due to when the term licenses were delivered. Subscription SaaS, support & maintenance revenue increased by $17.1 million or 44% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in SaaS, support & maintenance revenue was driven by the addition of new customers due to increased adoption of our SaaS solutions as well as an increase in the number of identities and additional modules sold to existing customers. The increase in support and maintenance revenue was primarily driven by the steady growth of the installed base. Perpetual licenses revenue decreased by $0.6 million, or 85%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Professional services revenue increased by $2.8 million or 147% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. There was an increase in cloud onboarding services and deployment of service hours delivered by us in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Cost of revenue:
Subscriptions and perpetual licenses	$12,268	$7,796	$4,472	57%
Professional services	5,763	6,681	(918)	(14)%
Total cost of revenue	$18,031	$14,477	$3,554	25%
Gross Margin
Subscriptions and perpetual licenses	87%	91%
Professional services	(22)%	(249)%
Total Gross Margin	81%	83%

Total cost of revenue increased by $3.6 million, or 25%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Subscriptions and perpetual licenses cost of revenue increased by $4.5 million, or 57%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in personnel costs and significant investment in cloud infrastructure costs for our subscription offerings, including our ForgeRock Identity Cloud offerings. Professional services cost of revenue decreased by $0.9 million, or 14%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a reduction in payroll costs for certain employees whose nature of work has evolved from directly supporting customers to now being directly aligned with our Sales & Marketing efforts around customer renewals and churn mitigation.

Gross margin for subscriptions and perpetual licenses decreased to 87% in the six months ended June 30, 2022 from 91% in the six months ended June 30, 2021. While our gross margins for subscription and perpetual licenses revenue may fluctuate in the near-term due to revenue contraction, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale. Gross margin for professional services increased to (22)% in the six months ended June 30, 2022 from (249)% in the six months ended June 30, 2021. The improvement in gross margin for professional services was due to an increase in revenue from professional services delivery while the related cost of revenue decreased due to a decrease in average headcount for the period driven by the Company’s cost of revenue allocations.

Operating Expenses

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$30,144	$20,387	$9,757	48%
Sales and marketing	57,028	42,286	14,742	35%
General and administrative	28,479	16,903	11,576	68%
Total operating expenses	$115,651	$79,576	$36,075	45%

Research and development. Research and development expenses increased $9.8 million, or 48%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $6.9 million in personnel costs related to higher headcount, a $1.2 million increase in professional fees and a $1.1 million increase in cloud costs for Google, related to our cloud strategy.

Sales and marketing. Sales and marketing expenses increased $14.7 million, or 35%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $10.3 million in personnel costs related primarily to higher headcount, including personnel costs for certain employees that were previously included in cost of revenue as described above and a $3.9 million increase in marketing costs related to in-person marketing events that ramp back up due to COVID-19 restrictions being lifted.

General and administrative. General and administrative expenses increased $11.6 million, or 68%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $6.2 million in personnel costs due to a higher headcount and a $2.7 million increase in third-party compliance and professional fees related to becoming a public company. There was also an increase of $2.0 million related to insurance and facilities costs due to an increase in insurance expenses as a result of being a public company.
Interest and other income (expense), net

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Interest and other income (expense), net
Foreign currency gain (loss)	$1,461	$(319)	$1,780	(558%)
Fair value adjustment on warrants and stock tranche option	—	(7,339)	7,339	(100%)
Interest expense	(1,780)	(2,377)	597	(25%)
Other, net	343	(403)	746	(185%)
Interest and other income (expense), net	$24	$(10,438)	$10,462	(100%)

We recorded a net foreign currency gain of $1.5 million in the six months ended June 30, 2022 compared to a net foreign currency loss of $0.3 million in the six months ended June 30, 2021, primarily due to fluctuations in foreign currency remeasurement gains on balances denominated primarily in US Dollar, Euro, and British Pound.

In the six months ended June 30, 2022, we did not record a fair value mark-to-market adjustment on a preferred stock tranche call option (whereas in the six months ended June 30, 2021, we recorded a fair value mark-to-market adjustment of $4.2 million) because the option was exercised in April 2021 by its holder who purchased shares of Series E-1 preferred stock with an aggregate value of $20.0 million. In addition, in the six months ended June 30, 2022, we did not record a fair value mark-to-market adjustment on warrants (whereas in the six months ended June 30, 2021, we recorded a fair value mark-to-market adjustment of $3.2 million) because the warrants were exercised in September 2021.

Interest expense decreased to $1.8 million in the six months ended June 30, 2022 compared to $2.4 million in the six months ended June 30, 2021 due to lower interest rates under our debt agreements as amended, effective September 16, 2021.

Provision for Income Taxes

In the six months ended June 30, 2022 and 2021, we recorded a provision for income taxes of $1.0 million and $0.5 million, respectively. In the six months ended June 30, 2022 and 2021, the effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against those deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments of $347.2 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our short-term investments are comprised of marketable securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

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

In September 2021, we executed an amendment to the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, or the A&R Loan Agreement. The A&R Loan Agreement became effective once the registration statement in connection with the initial public offering was declared effective on September 16, 2021. The key provisions of the amendment include: (1) a covenant requiring the maintenance of a $20.0 million cash balance, (2) change in the interest rate for outstanding term loan to be eight percent (8.00%) per annum on the existing loans, (3) extension of the maturity dates by twenty-four months, (4) change in the prepayment penalties and (5) and a change in the prepayment premium. The principal will be due at the end of the term of the respective advance. As of June 30, 2022, the balance outstanding under our term loan facility was $40.0 million and is included in long-term debt on our condensed consolidated balance sheet.

All of our obligations under our term loan facility are guaranteed by ForgeRock US, Inc. and ForgeRock Limited and, subject to certain exceptions, secured by a security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge.

A significant majority of our customers pay in advance for their subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2022, we had deferred revenue of $66.4 million, of which $64.3 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(24,731)	$(29,320)
Net cash used in investing activities	(11,105)	(59,364)
Net cash provided by financing activities	7,562	22,375
Effect of exchange rates on cash and cash equivalents and restricted cash	(1,036)	(249)
Net decrease in cash, cash equivalents and restricted cash	$(29,310)	$(66,558)

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

During the six months ended June 30, 2022 cash used in operating activities was $24.7 million. This consisted primarily of a net loss of $38.8 million, adjusted for non-cash charges of $23.1 million and net cash outflows of $9.0 million used in our operating assets and liabilities. Non-cash charges primarily consisted of amortization of deferred commissions of $7.2 million driven by the timing of revenue recognition and stock-based compensation of $14.4 million. The primary drivers of the changes in operating assets and liabilities related to a change in deferred commissions of $7.9 million driven by the timing of commission payments, a $7.7 million change due to a decrease in accounts receivable, a $2.5 million change in contract and other non-current assets due to the issuance of invoices and timing of revenue recognition, a $5.1 million decrease related to changes in deferred revenue and a $4.3 million decrease in accrued expenses and other liabilities due to the timing of cash disbursements.

During the six months ended June 30, 2021, cash used in operating activities was $29.3 million. This consisted primarily of a net loss of $20.1 million, adjusted for non-cash charges of $19.2 million and net cash outflows of $28.4 million used in our operating assets and liabilities. Non-cash charges primarily consisted of amortization of deferred commissions of $7.2 million, change in fair value of redeemable convertible preferred stock warrant liability of $4.2 million, stock-based compensation expense of $3.3 million., change in fair value of preferred stock tranche option liability of $3.2 million, and a foreign currency remeasurement gain of $0.7 million. The primary drivers of the changes in operating assets and liabilities related to an increase in accounts receivable of $3.2 million due to the timing of collection of payment from our customers and a change in deferred commissions of $9.6 million driven by the timing of commission payments. Additional changes in operating assets and liabilities include an increase in contract and other non-current assets of $9.2 million, an increase of prepaid expenses and other current assets of $6.8 million, a decrease of operating lease liabilities of $1.2 million, partially offset by an increase in accrued expenses and other liabilities of $1.9 million.
Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 of $11.1 million, which primarily consisted of purchases of marketable securities of $65.0 million, purchases of property and equipment of $1.0 million, and was partially offset by sales and maturities of marketable securities of $11.8 million and $43.0 million, respectively.

Net cash used in investing activities during the six months ended June 30, 2021 of $59.4 million, which primarily consisted of the purchase of available for sale securities of $63.3 million, partially offset by $4.3 million from sales of short-term investments.
Financing Activities

Cash provided by financing activities during the six months ended June 30, 2022 was $7.6 million, which primarily consisted of proceeds from the issuance of common stock under the employee stock purchase plan of $4.4 million and proceeds from the exercise of employee stock options of $3.3 million.

Cash provided by financing activities during the six months ended June 30, 2021 was $22.4 million, which primarily consisted of proceeds from the issuance of redeemable convertible preferred stock of $20.0 million and the exercise of employee stock options of $2.5 million.

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

JOBS Act Accounting Election

We are an emerging growth company pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The JOBS Act also permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company elected to use the extended transition period until we are no longer an emerging growth company or until we choose to affirmatively and irrevocably opt out of the extended transition period. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Effective December 31, 2022, the Company will no longer meet the definition of an EGC. Accordingly, as of December 31, 2022, the Company will be required to comply with the effective accounting standards as described in “Recently Issued Accounting Pronouncements,” which the Company is currently evaluating.
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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars, British Pounds and Euros; however, we also have significant intercompany balances denominated in the Norwegian Krone. For the six months ended June 30, 2022 and 2021, we recorded a net gain of $1.5 million and a net loss of $0.3 million respectively, on foreign exchange transactions. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates have led to significant fluctuations in both our statement of operations and stockholders’ equity balance from quarter to quarter. We will continue to reassess our foreign exchange exposure as we continue to grow our business globally. A uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a corresponding increase or decrease in revenue for the six months ended June 30, 2022 and 2021 of approximately $4.5 million and $4.0 million, respectively. On September 30, 2021, we reclassified certain intercompany balances considered long-term in nature. Accordingly, foreign currency transaction gains and losses related to these balances are now being reported in the cumulative translation adjustment in shareholder's equity on the consolidated balance sheet since October 1, 2021.

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $347.2 million and $369.8 million as of June 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalents are held in cash deposits, money market funds and marketable securities. As of June 30, 2022, we held $248.1 million in short-term investments made up of commercial paper, asset-backed securities, corporate debt securities and U.S. government debt securities which are available-for-sale. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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
•If we are unable to efficiently acquire new customers, retain our existing customers or expand the level of adoption of our platform with our customers, our business, financial condition, and results of operations could be adversely affected.
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

We have incurred net losses in each year since our inception. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $302.7 million and $263.8 million, respectively. We expect to continue to incur net losses in the future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to continue to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we develop as a public company, we may incur additional legal, accounting, and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

We may not continue to grow on pace with historical rates.

We have experienced rapid growth historically, and we may not be able to sustain such growth rates. Thus, you should not rely on our key business metrics or results of operations for any previous quarterly or annual period (or the growth rate relating to such metrics or results) as any indication of future periods. In particular, our revenue growth rate and ARR has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. In future periods, our revenue growth and ARR could slow or our revenue could decline for a number of reasons, including slowing demand for or adoption of our platform and offerings, increasing competition, any failure to gain or retain customers or partners, a decrease in the growth of our overall market, changes to technology, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, our revenue growth rate and ARR may experience increased volatility due to global societal and macroeconomic conditions (e.g., the COVID-19 pandemic and its aftermath, the ongoing geopolitical tensions related to Russia’s actions in Ukraine, the impact of inflation, higher interest rates and strength of the U.S. dollar relative to other currencies). As a result, our past financial performance should not be considered indicative of our future performance. If our revenue growth rate and ARR declines, investors’ perceptions of our business and the market price of our Class A common stock could be adversely affected. Additionally, our ARR does not adjust for the timing impact of revenue recognition for specific performance obligations identified within a contract. Therefore, our ARR growth in any given period may not result in a similar growth rate for revenue. Our revenue is also affected by the overall growth in our business and changes in our revenue mix of self-managed subscriptions and SaaS subscriptions. As a result, our year-over-year growth rates for total revenue may not be comparable due to changes in our revenue mix.

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate a large number of employees (new or existing), while maintaining the beneficial aspects of our culture.

Continued growth could challenge our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel, and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including market acceptance of our platform and offerings, intense competition, and our ability to manage our costs and operating expenses. We must continue to improve and expand our IT and financial infrastructure, operating, and administrative systems and relationships with various partners and other third parties. Additionally, we have international operations in but not limited to Canada, France, Germany, Norway, the United Kingdom, Australia, New Zealand, and Singapore, and we may continue to expand our international operations in these jurisdictions or other countries in the future. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, research and development, sales and marketing, administrative, financial, and other resources. If we are unable to manage our continued growth successfully, our business, financial condition, and results of operations could suffer. In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our account management, customer service, and other personnel, and our network of partners, to provide personalized account management and customer service. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, financial condition, and results of operations could be adversely affected.

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
•resolving defects, errors, or failures in our platform or offering(s);
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

If we are unable to efficiently acquire new customers, retain our existing customers, or expand the level of adoption of our platform with our customers, our business, financial condition, and results of operations could be adversely affected.

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
•the level of demand for our platform;
•our ability to attract new customers, obtain renewals from existing customers, and upsell or otherwise increase our customers’ use of our platform;
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
•expenses related to real estate, including our office leases, and other fixed expenses; and
•general economic conditions in domestic or international markets, including the economic impact of inflation, the COVID-19 pandemic and its aftermath and other geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions.

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

As a provider of identity and security solutions, we pose a potential attack vector for cyberattacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized access or activity and prevent or minimize security breaches and incidents, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks and other security breaches and incidents. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, and we and they may face difficulties or delays in identifying or otherwise responding to any potential security breach or incident. Additionally, our remediation efforts and other response to any potential security breach or incident may not be successful or timely.

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

In addition, security breaches or incidents impacting our platform, including from ransomware, could result in a risk of loss or unauthorized disclosure of critical information, including personal data, or the denial of access to this information, which, in turn, could lead to enforcement actions, litigation, regulatory or governmental audits, investigations, inquiries, or other proceedings and possible significant liability, and increased requests by individuals regarding their personal data. Actual or perceived security breaches and incidents could also damage our relationships with and ability to attract customers and partners, and trigger service availability, indemnification, and other contractual obligations. Security breaches and incidents may also cause us to incur significant investigation, mitigation, remediation, notification and other expenses, including necessitating that we put in place additional measures designed to prevent further security breaches or incidents. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by security breaches and incidents. Furthermore, as a provider of identity and security solutions, any such breach or incident, including a breach of our customers’ systems, could compromise systems secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ systems, and the information stored on our or our customers’ systems could be improperly accessed, publicly disclosed, altered, lost, stolen, or otherwise processed, which could result in a loss of intellectual property and subject us to claims, demands, and litigation from private parties, as well as regulatory or governmental investigations and other proceedings, fines, penalties, and other liabilities, harm to our reputation and market position, and financial harm. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred in these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition, and results of operations. We also cannot ensure that any limitations of liability provisions in our customer agreements, contracts with third-party service providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim.

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

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, our customers and the communities in which we operate, and we may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and third-party service providers. In particular, governmental authorities have previously instituted shelter-in-place policies or other restrictions in many jurisdictions in which we operate, including in the San Francisco Bay Area where our headquarters is located, which policies required most of our employees to work remotely. We expect to take a measured and careful approach to have employees returning to offices and travel for business. These precautionary measures and policies could negatively impact product innovation and development and employee and organizational productivity, training, and collaboration, or otherwise disrupt our business operations. The further continuation of working remotely may expose us to increased risks of security breaches or incidents. We may need to enhance the security of our platform and offerings, our data, and our internal IT infrastructure, which may require additional resources and may not be successful.

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
•health pandemics or epidemics, such as COVID-19, influenza, and other highly communicable diseases or viruses; and
•potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, and restrictions on the repatriation of earnings.

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

In September 2021, we entered into our A&R Loan Agreement (hereinafter Amended and Restated Loan Agreement) that provides for senior secured credit consisting of term loans. As of June 30, 2022, the aggregate principal amount of our outstanding indebtedness under our Amended and Restated Loan Agreement was $40.0 million and no further amounts are available to be drawn at this time. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. Our indebtedness could adversely impact us. For example, these obligations could, among other things:

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition, and results of operations, and could cause a decline in the market price of our common stock. We expect to lose our “emerging growth company” status as of December 31, 2022.

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

These conditions could make it extremely difficult for our customers and us to forecast and plan future business activities accurately and could cause our customers to reevaluate their decision to purchase access to our platform, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. For example, the impact of the COVID-19 pandemic on the current environment may in the future cause difficulty in hiring and retaining talent or cause our customers to reduce their spend, or duration of, their contracts with us, or request concessions including extended payment terms or better pricing. Further, during challenging economic times, our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our results of operations.

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

A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters is located in the San Francisco Bay Area, a region known for seismic activity. In addition, any unforeseen public health crises, such as the COVID-19 pandemic, political crises, such as terrorist attacks, war and other political instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by Russia in response to such sanctions, or other catastrophic events, whether in the United States or abroad, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third- party providers’ abilities could result in decreased demand for our platform or a delay in the provision of our platform, which would adversely affect our business, financial condition, and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.

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

A portion of our revenue is generated from sales to governmental entities, and we have made, and may continue to make, investments to support future sales opportunities in the government sector. We estimate that we generated approximately 16% and 12% of our revenue from sales to government entities for the three months ended June 30, 2022 and 2021, respectively. We generated approximately 17% and 15% of our revenue from government entities for the six months ended June 30, 2022 and 2021, respectively. Government demand for our platform and offerings could be impacted by budgetary cycles, and there may be governmental certification requirements for our platform. Further, we may be subject to audits and investigations regarding our governmental contracts, and any violations could result in penalties and sanctions, including termination of the contract, refunding or forfeiting payments, fines and suspension or disbarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing, termination rights tied to funding availability, or are otherwise time consuming and expensive to satisfy. Government entities may also have statutory, contractual, or other legal rights to terminate contracts with our partners for convenience, for lack of funding, or due to a default, and any such termination may adversely impact our results of operations. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet such special standards, the additional costs associated with providing our platform and offerings to government entities could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our platform to them and to grow or maintain our customer base. If we are unable to manage the risks related to contracting with government entities, our business, financial condition, and results of operations could be adversely affected.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company,” we are also allowed to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be for as long as five full reporting years following the completion of our initial public offering. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile. We expect to lose our “emerging growth company” status as of December 31, 2022.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate over 80% of the combined voting power of our Class A common stock and Class B common stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of (i) the 7th anniversary of the filing and effectiveness of our amended and restated certificate of incorporation, (ii) when the outstanding shares of our Class B common stock represent less than 5% of the combined voting power of our outstanding Class A common stock and Class B common stock, and (iii) the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
•sales of shares of our common stock by us or our stockholders, as well as the anticipation of, expiration of, or releases, from market standoff agreements or lock-up agreements;
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

Recently, the stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility, including as a result of the COVID-19 pandemic, interest rate increases and broader global macroeconomic uncertainties. Furthermore, the market price of our Class A common stock may be adversely affected by third parties trying to drive down the price of our Class A common stock. Short sellers and others, some of whom post anonymously on social media, can negatively affect the market price of our Class A common stock and may be positioned to profit if the market price of our Class A common stock declines. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our operating performance.

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

Item 4. Mine Safety Disclosures
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

FORGEROCK, INC.

Date: August 12, 2022	By:	/s/ Francis Rosch
Francis Rosch
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ John Fernandez
John Fernandez
Chief Financial Officer and Executive Vice President of Global Operations (Principal Financial Officer and Principal Accounting Officer)