Form 10-Q
period 2022-09-30
ForgeRock, Inc.
filed 2022-11-10
CIK 1543916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, there were 47,666,366 shares of the registrant's Class A common stock outstanding and 37,692,159 shares of the registrant's Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or ForgeRock’s future financial or operating performance. In some cases, you can identify forward looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates,” “going to,” "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern ForgeRock’s expectations, strategy, priorities, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our proposed acquisition by entities affiliated with Thoma Bravo, L.P. (“Thoma Bravo”);
•our expectations regarding the timing and completion of the proposed acquisition by entities affiliated with Thoma Bravo;
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
•the impact of the military conflict in Ukraine and related sanctions against Russia and Belarus on our business, including inflationary pressures and interest rate risks;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, and other factors related to our proposed acquisition by entities affiliated with Thoma Bravo and those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORGEROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$138,542	$128,381
Short-term investments	203,971	241,411
Accounts receivable, net of allowance for credit losses of $155 and $34, respectively	33,307	55,999
Contract assets	22,778	19,670
Deferred commissions	8,697	8,457
Prepaid expenses and other assets	12,899	9,787
Total current assets	420,194	463,705
Deferred commissions	17,891	15,601
Property and equipment, net	2,800	2,463
Operating lease right-of-use assets	10,272	12,626
Contract and other assets	3,495	2,783
Total assets	$454,652	$497,178
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,511	$2,039
Accrued expenses	8,961	5,016
Accrued compensation	19,214	22,359
Current portion of operating lease liability	1,562	1,820
Deferred revenue	57,923	67,222
Other liabilities	1,331	2,258
Total current liabilities	90,502	100,714
Long-term debt	39,579	39,483
Long-term operating lease liability	9,519	11,037
Deferred revenue	1,377	8,172
Other liabilities	1,909	1,646
Total liabilities	142,886	161,052
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock; $0.001 par value; 1,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 47,504 and 28,892 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	47	29
Class B common stock; $0.001 par value; 500,000 shares authorized as of September 30, 2022 and December 31, 2021, 37,726 and 53,761 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	38	54
Additional paid-in capital	623,671	593,196
Accumulated other comprehensive income	1,613	6,672
Accumulated deficit	(313,603)	(263,825)
Total stockholders’ equity	311,766	336,126
Total liabilities and stockholders’ equity	$454,652	$497,178
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription term licenses	$23,904	$19,364	$59,089	$62,949
Subscription SaaS, support & maintenance	31,282	22,940	87,029	61,543
Perpetual licenses	91	183	197	885
Total subscriptions and perpetual licenses	55,277	42,487	146,315	125,377
Professional services	2,943	1,739	7,674	3,652
Total revenue	58,220	44,226	153,989	129,029
Cost of revenue:
Subscriptions and perpetual licenses	6,635	4,517	18,903	12,312
Professional services	2,929	3,977	8,692	10,658
Total cost of revenue	9,564	8,494	27,595	22,970
Gross profit	48,656	35,732	126,394	106,059
Operating expenses:
Research and development	15,554	10,827	45,699	31,214
Sales and marketing	28,973	22,509	86,001	64,795
General and administrative	14,551	11,188	43,030	28,091
Acquisition-related costs	2,364	—	2,364	—
Total operating expenses	61,442	44,524	177,094	124,100
Operating loss	(12,786)	(8,792)	(50,700)	(18,041)
Foreign currency gain (loss)	2,173	(2,684)	3,634	(3,003)
Fair value adjustment on warrants and preferred stock tranche option	—	(2,729)	—	(10,068)
Interest expense	(894)	(1,195)	(2,674)	(3,572)
Other income (expense), net	721	339	1,065	(66)
Interest and other expense, net	2,000	(6,269)	2,025	(16,709)
Loss before income taxes	(10,786)	(15,061)	(48,675)	(34,750)
Provision for income taxes	152	205	1,103	660
Net loss	$(10,938)	$(15,266)	$(49,778)	$(35,410)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.44)	$(0.59)	$(1.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	85,085	34,680	84,488	28,124
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(10,938)	$(15,266)	$(49,778)	$(35,410)
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale securities	(7)	20	(2,174)	24
Foreign currency translation adjustment	(1,440)	2,804	(2,885)	2,045
Total comprehensive loss	$(12,385)	$(12,442)	$(54,837)	$(33,341)
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

For the Three Months Ended September 30, 2022 and 2021
	Redeemable convertible preferred stock		Class A and Class B common stock and Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balances at June 30, 2022	—	$—	84,998,350	$85	$615,321	$3,060	$(302,665)	$315,801
Stock-based compensation expense	—	—	—	—	7,725	—	—	7,725
Issuance of common stock for stock plans, net	—	—	232,464	—	625	—	—	625
Unrealized loss on available-for-sale securities	—	—	—	—	—	(7)	—	(7)
Foreign currency translation adjustment	—	—	—	—	—	(1,440)	—	(1,440)
Net loss	—	—	—	—	—	—	(10,938)	(10,938)
Balances at September 30, 2022	—	$—	85,230,814	$85	$623,671	$1,613	$(313,603)	$311,766

Balances at June 30, 2021	42,778,408	$263,178	25,421,137	$25	$26,358	$4,498	$(236,201)	$(205,320)
Stock-based compensation expense	—	—	—	—	3,109	—	—	3,109
Conversion of redeemable convertible preferred stock into Class B common stock in connection with initial public offering	(42,778,408)	(263,178)	42,778,408	43	263,135	—	—	263,178
Issuance of common stock upon initial public offering net of underwriting discounts, commissions and issuance costs	—	—	12,650,000	13	289,307	—	—	289,320
Issuance of common stock upon exercise of warrants	—	—	344,085	1	8,272	—	—	8,273
Common stock issued upon vesting of restricted stock units, net of tax withholding	—	—	179,763	—	(3,528)	—	—	(3,528)
Exercise of common stock options	—	—	328,417	—	718	—	—	718
Unrealized gain on available-for-sale securities	—	—	—	—	—	20	—	20
Foreign currency translation adjustment	—	—	—	—	—	2,804	—	2,804
Net loss	—	—	—	—	—	—	(15,266)	(15,266)
Balances at September 30, 2021	—	$—	81,701,810	$82	$587,371	$7,322	$(251,467)	$343,308

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

For the Nine Months Ended September 30, 2022 and 2021
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	82,648,825	$83	$593,196	$6,672	$(263,825)	$336,126
Stock-based compensation expense	—	—	—	—	22,155	—	—	22,155
Issuance of common stock for stock plans, net	—	—	2,289,458	2	3,946	—	—	3,948
Issuance of common stock under employee stock purchase plan	—	—	292,531	—	4,374	—	—	4,374
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,174)	—	(2,174)
Foreign currency translation adjustment	—	—	—	—	—	(2,885)	—	(2,885)
Net loss	—	—	—	—	—	—	(49,778)	(49,778)
Balances at September 30, 2022	—	$—	85,230,814	$85	$623,671	$1,613	$(313,603)	$311,766

Balances at December 31, 2020	40,842,619	$231,503	24,185,622	$24	$20,602	$5,253	$(216,057)	$(190,178)
Stock-based compensation expense	—	—	—	—	6,396	—	—	6,396
Series E-1 redeemable convertible preferred stock issuance, net of issuance costs	1,935,789	19,951	—	—	—	—	—	—
Reclassification of preferred stock tranche option liability upon issuance of Series E-1 redeemable convertible preferred stock	—	11,724	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into Class B common stock in connection with initial public offering	(42,778,408)	(263,178)	42,778,408	43	263,135	—	—	263,178
Issuance of common stock upon initial public offering net of underwriting discounts, commissions and issuance costs	—	—	12,650,000	13	289,307	—	—	289,320
Issuance of common stock upon exercise of warrants	—	—	344,085	1	8,272	—	—	8,273
Exercise of common stock options	—	—	1,563,932	1	3,187	—	—	3,188
Common stock issued upon vesting of restricted stock units, net of tax withholding	—	—	179,763	—	(3,528)	—	—	(3,528)
Unrealized loss on available-for-sale securities	—	—	—	—	—	24	—	24
Foreign currency translation adjustment	—	—	—	—	—	2,045	—	2,045
Net loss	—	—	—	—	—	—	(35,410)	(35,410)
Balances at September 30, 2021	—	$—	81,701,810	$82	$587,371	$7,322	$(251,467)	$343,308
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(49,778)	$(35,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	812	795
Noncash operating lease expense	1,865	1,186
Stock-based compensation expense	22,155	6,396
Amortization of deferred commissions	10,652	10,436
Foreign currency remeasurement (loss) gain	(3,636)	1,972
Change in fair value of redeemable convertible preferred stock warrant liability	—	5,871
Change in fair value of preferred stock tranche option liability	—	4,157
Amortization of premium / discount on short-term investments	1,690	608
Other	28	157
Changes in operating assets and liabilities:
Deferred commissions	(13,182)	(14,366)
Accounts receivable	22,094	(2,170)
Contract and other non-current assets	(3,416)	(13,500)
Prepaid expenses and other current assets	(3,291)	(3,696)
Operating lease liabilities	(1,301)	(1,614)
Accounts payable	(506)	272
Accrued expenses and other liabilities	509	3,244
Deferred revenue	(15,699)	4,306
Net cash used in operating activities	(31,004)	(31,356)
Investing activities:
Purchases of property and equipment	(1,474)	(459)
Purchases of short-term investments	(139,149)	(201,415)
Maturities of short-term investments	133,615	—
Sales of short-term investments	39,110	19,960
Net cash provided by (used in) investing activities	32,102	(181,914)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	295,694
Payment of offering costs	(145)	(4,076)
Proceeds from exercises of employee stock options	4,150	3,189
Proceeds from issuance of common stock under employee stock purchase plan	4,374	—
Employee payroll taxes paid for net shares settlement of restricted stock units	(188)	(3,528)
Proceeds from issuance of redeemable convertible preferred stock	—	19,951
Principal repayments on debt	—	(120)
Net cash provided by financing activities	8,191	311,110
Effect of exchange rates on cash and cash equivalents and restricted cash	857	(638)
Net increase in cash, cash equivalents and restricted cash	10,146	97,202
Cash, cash equivalents and restricted cash, beginning of year	128,437	100,042
Cash, cash equivalents and restricted cash, end of period	$138,583	$197,244

Supplementary cash flow disclosure:
Cash paid for interest	$2,426	$2,536

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$138,542	$197,221
Restricted cash included in prepaids and other current assets	41	23
Total cash and cash equivalents and restricted cash	$138,583	$197,244

Short-term investments, end of period	$203,971	$180,872
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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations, comprehensive loss, and redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021 and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 and the related footnote disclosures are unaudited. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K on file with the SEC (“Annual Report”).

The interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that are necessary to state fairly the consolidated financial position of the Company as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.

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

2. Summary of Significant Accounting Policies

Except for the policies updated below, including the accounting policies for credit losses and income taxes that were updated below as a result of the Company adopting the FASB Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments—Credit Losses (“Topic 326”) and ASU 2019-12, Income Taxes (Topic “740”): Simplifying the Accounting for Income Taxes, respectively, on January 1, 2022, there have been no significant changes from the significant accounting policies disclosed in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of the Annual Report.

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

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (expense), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, no allowance for credit losses in short-term investments was recorded.

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

Collaborative Arrangements

The Company has entered into collaborative arrangements with two partners in order to develop future versions of and enhance the features and functionality of its identity software and SaaS services. These arrangements have been determined to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. These arrangements also include research, development and commercial activities. The terms of the Company’s collaborative arrangements include (i) revenue on sales of licensed products, (ii) royalties on net sales of licensed products and (iii) reimbursements for research and development expenses. In the three months ended September 30, 2022 and 2021, the Company recognized revenue of $1.3 million and $1.3 million and royalty expenses of $0.2 million and $0.1 million related to collaborative arrangements, respectively. In the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $3.9 million and $3.5 million and royalty expenses of $0.8 million and $0.6 million related to collaborative arrangements, respectively.

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

Revenue by geographic region is based on the delivery address of the customer and is summarized in the below table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$34,102	$21,123	$84,970	$66,689
EMEA	17,053	16,194	50,842	45,084
APAC	7,065	6,909	18,177	17,256
Total Revenue	$58,220	$44,226	$153,989	$129,029

The Company’s revenue from the United States was $29.0 million and $74.6 million for the three and nine months ended September 30, 2022, respectively. The Company’s revenue from the United States was $18.8 million and $61.1 million for the three and nine months ended September 30, 2021, respectively. The Company’s revenue from the United Kingdom did not exceed 10% of the Company’s total revenue for the three and nine months ended September 30, 2022; the Company’s revenue from the United Kingdom was $5.0 million for the three months ended September 30, 2021. The Company’s revenue from the United Kingdom did not exceed 10% of the Company’s total revenue for the nine months ended September 30, 2021. No other individual country exceeded 10% of the Company’s total quarterly revenue during the periods presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Multi-year term licenses	$16,569	$10,222	$34,083	$37,834
1-year term licenses	7,335	9,142	25,006	25,115
Total subscription term licenses	23,904	19,364	59,089	62,949
Subscription SaaS, support and maintenance	31,282	22,940	87,029	61,543
Perpetual licenses	91	183	197	885
Total subscriptions and perpetual licenses	55,277	42,487	146,315	125,377
Professional services	2,943	1,739	7,674	3,652
Total Revenue	$58,220	$44,226	$153,989	$129,029
Contract Assets and Deferred Revenue
Contract assets and deferred revenue from contracts with customers were as follows (in thousands):

	September 30, 2022	December 31, 2021
Contract assets	$23,212	$20,508
Deferred revenue	59,300	75,394

Generally, the Company invoices its customers at the time a customer enters into a binding contract. However, the Company may offer invoicing and payment installments for certain multi-year arrangements. In these instances, timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are recorded when revenue is recognized prior to invoicing. Contract assets are transferred to accounts receivable upon customer invoicing. Beginning of the period contract asset amounts transferred to accounts receivable during the period were $3.1 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively and $16.2 million and $8.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Deferred revenue is recorded when invoicing occurs before revenue is recognized. Deferred revenue recognized that was included in the deferred revenue balance at the beginning of the period was $30.2 million and $24.2 million for the three months ended September 30, 2022 and 2021, respectively and $59.9 million and $45.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) represents transaction price allocated to still unsatisfied or partially satisfied performance obligations. Those obligations are recorded as deferred revenue or contractually stated or committed orders under multi-year billing plans for subscription and perpetual licenses, Software as a Service and support and maintenance contracts for which the associated deferred revenue has not yet been recorded.

As of September 30, 2022, total remaining non-cancellable performance obligations under the Company’s subscriptions and perpetual license contracts with customers was approximately $176.9 million. Of this amount, the Company expects to recognize revenue of approximately $103.0 million, or 58%, over the next 12 months, with the balance to be recognized as revenue thereafter.

The Company excludes the transaction price allocated to RPOs that have original expected durations of one year or less such as professional services and training.

Contract Costs
The following table summarizes the account activity of deferred commissions for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$24,784	$17,055	$24,058	$14,748
Additions to deferred commissions	5,254	4,656	13,182	14,197
Amortization of deferred commissions	(3,450)	(3,202)	(10,652)	(10,436)
Ending balance	$26,588	$18,509	$26,588	$18,509

	September 30, 2022	December 31, 2021
Deferred commissions, current	$8,697	$8,457
Deferred commissions, non-current	17,891	15,601
Total deferred commissions	$26,588	$24,058

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

Major Customers

As of September 30, 2022 and December 31, 2021 no single customer represented greater than 10% of accounts receivable. The Company does not require collateral to secure trade receivable balances. For the three and nine months ended September 30, 2022 and 2021, no single customer represented greater than 10% of revenue.

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities held by value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$107,201	$—	$—	$107,201
Total cash equivalents	107,201	—	—	107,201
Commercial paper	—	27,049	—	27,049
Asset-backed securities	—	17,367	—	17,367
Corporate debt securities	—	91,543	—	91,543
U.S. treasury bonds	—	68,012	—	68,012
Total short-term investments	—	203,971	—	203,971
Total cash equivalents and short-term investments	$107,201	$203,971	$—	$311,172

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$98,333	$—	$—	$98,333
Total cash equivalents	98,333	—	—	98,333
Commercial paper	—	78,448	—	78,448
Asset-backed securities	—	51,587	—	51,587
Corporate debt securities	—	85,084	—	85,084
U.S. treasury bonds	—	26,292	—	26,292
Total short-term investments	—	241,411	—	241,411
Total cash equivalents and short-term investments	$98,333	$241,411	$—	$339,744

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

5. Cash Equivalents and Short-term Investments

The amortized cost, unrealized loss and estimated fair value of the Company’s cash equivalents and short-term investments as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash Equivalents:
Money market funds	$107,201	$—	$—	$107,201
Total cash equivalents	107,201	—	—	107,201
Short-term investments
Commercial paper	27,049	—	—	27,049
Asset-backed securities	17,840	—	(473)	17,367
Corporate debt securities	92,796	—	(1,253)	91,543
U.S. Treasury bonds	69,053	—	(1,041)	68,012
Short-term investments	206,738	—	(2,767)	203,971
Total	$313,939	$—	$(2,767)	$311,172

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash Equivalents:
Money market funds	$98,333	$—	$—	$98,333
Total cash equivalents	98,333	—	—	98,333
Short-term investments
Commercial paper	78,448	—	—	78,448
Asset-backed securities	51,745	—	(158)	51,587
Corporate debt securities	85,365	—	(281)	85,084
U.S. treasury bonds	26,444	—	(152)	26,292
Short-term investments	242,002	—	(591)	241,411
Total	$340,335	$—	$(591)	$339,744

All short-term investments were designated as available-for-sale securities as of September 30, 2022 and December 31, 2021.

The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$196,294	$193,546
Due between one to five years	10,444	10,425
Total	$206,738	$203,971

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$142,950	$142,868
Due between one to five years	99,052	98,543
Total	$242,002	$241,411

As of September 30, 2022, the Company did not have any unsettled purchases or unsettled maturities of short-term investments. The following table presents the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of September 30, 2022.

	September 30, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses
Cash Equivalents:
Money market funds	$107,201	$—	$—	$—	$107,201	—	$—
Total cash equivalents	107,201	—	—	—	107,201		—
Short-term investments
Commercial paper	27,049	—	—	—	27,049		—
Asset-backed securities	10,123	(181)	7,244	(292)	17,367		(473)
Corporate debt securities	76,632	(881)	14,911	(372)	91,543		(1,253)
U.S. Treasury bonds	68,012	(1,041)	—	—	68,012		(1,041)
Short-term investments	181,816	(2,103)	22,155	(664)	203,971		(2,767)
Total	$289,017	$(2,103)	$22,155	$(664)	$311,172		$(2,767)

The Company had short-term investments with a market value of $164.7 million and $163.0 million in unrealized loss positions as of September 30, 2022 and December 31, 2021, respectively. The Company has not incurred unrealized losses for greater than 12 months on its short-term investments as of December 31, 2021. Gross unrealized losses from available-for-sale securities were $2.8 million and $0.6 million as of September 30, 2022 and December 31, 2021, from 33 and 38 investment positions, respectively. There were no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2022 and September 30, 2021.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of September 30, 2022 and December 31, 2021.

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
The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease expense	$673	$2,045
Variable lease expense	144	483
Total lease expense	$817	$2,528

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed consolidated statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases:

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$1,162
Weighted-average remaining lease term (years)
Operating leases	6.3
Weighted-average discount rate
Operating leases	5.3%

The following table summarizes the maturities of lease liabilities as of September 30, 2022 (in thousands):

2022 (3 months remaining)	$727
2023	2,218
2024	2,100
2025	1,877
2026	1,734
Thereafter	4,779
Total future minimum lease payments	13,435
Less: Imputed interest	(2,354)
Present value of future minimum lease payments	11,081
Less: Current portion of operating lease liability	(1,562)
Non-current portion of operating lease liability	$9,519

7. Debt
The following table presents total debt outstanding (in thousands, except interest rates):

	September 30, 2022		December 31, 2021
	Amount	Interest Rate	Amount	Interest Rate
$10.0 million March 2019	$10,000	8.00%	$10,000	8.00%
$10.0 million September 2019	10,000	8.00%	10,000	8.00%
$10.0 million December 2019	10,000	8.00%	10,000	8.00%
$10.0 million March 2020	10,000	8.00%	10,000	8.00%
Less: debt discount	(421)		(517)
Total debt, net of debt discount	39,579		39,483
Less: current portion	—		—
Total long-term debt	$39,579		$39,483

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

As of September 30, 2022 and December 31, 2021, accrued interest for the end-of term payments was $1.9 million and $1.6 million, respectively. The annualized effective interest rate on debt was 9.0% and 10.8% for the nine months ended September 30, 2022 and year ended December 31, 2021, respectively. As of September 30, 2022, the Company was in compliance with the covenants set forth in the A&R Loan Agreement.
Future principal payments on outstanding borrowings as of September 30, 2022 are as follows:

Years ending:
2022 (3 months remaining)	$—
2023	—
2024	—
2025	30,000
2026	10,000
Total	$40,000

8. Commitments and Contingencies

Letters of Credit

As of September 30, 2022 and December 31, 2021, the Company had outstanding letters of credit under an office lease agreement that totaled $0.6 million, which primarily guaranteed early termination fees in the event of default. The letters of credit are not collateralized.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, information technology operations and marketing events. Total noncancellable purchase commitments as of September 30, 2022 were approximately $51.5 million as follows:

2022	$3,918
2023	22,571
2024	25,000
$51,489

Acquisition-Related Costs and Contingencies

The completion of the Merger with Thoma Bravo remains subject to customary closing conditions. As part of the Merger, the Company has incurred $2.4 million in Merger-related expenses through September 30, 2022 and expects to incur additional costs through the closing of the transaction, including approximately $34.2 million that are primarily contingent on the consummation of the Merger. These liabilities include banker fees, legal fees and other third-party professional fees. Refer to Footnote 15 - Subsequent Events for further discussion around the Merger.

Employee Benefit Plans

The Company has a 401(k) Savings Plan (“the 401(k) Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The 401(k) Plan and other pension plans outside the United States that the Company provides or is mandated to provide are all defined contribution plans. During the three months ended September 30, 2022 and 2021, the Company’s 401(k) and other pension plan contributions were $0.9 million and $0.9 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company’s 401(k) and other pension plan contributions were $3.1 million and $2.7 million, respectively.

Warranties and Guarantees

The Company’s software and software-as-a-service offerings are generally warrantied to perform materially in accordance with the Company’s documentation under normal use and circumstances. To date, the Company has not incurred significant costs and has not accrued a liability in the accompanying condensed consolidated financial statements as a result of these obligations.

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

The Company has not been obligated to make any payments for contingent indemnification obligations in respect to third-party claims, and no liabilities have been recorded for these obligations as of September 30, 2022 and December 31, 2021.

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

9. Income Taxes

For the three months ended September 30, 2022 and 2021, the Company recorded a tax provision of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded a tax provision of $1.1 million and $0.7 million, respectively. The effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against deferred tax assets.

10. Stock-based Compensation

A summary of the Company’s stock-based compensation expense as recognized on the condensed consolidated statements of operations is presented in thousands below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$657	$26	$1,789	$193
Research and development	1,632	564	4,685	1,058
Sales and marketing	2,798	1,078	7,859	2,046
General and administrative	2,638	1,441	7,822	3,099
Total stock-based compensation expense	$7,725	$3,109	$22,155	$6,396

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

2012 Equity Incentive Plan

The 2012 Plan, which was amended in March 2021, was terminated in September 2021, in connection with the adoption of the 2021 Plan, and stock-based awards are no longer granted under the 2012 Plan. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of September 30, 2022, the Company has not issued any stock appreciation rights.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective concurrent with the completion of the IPO, and established an initial reserve of 1,617,000 shares of common stock. The 2021 ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 1,617,000 shares; (ii) 1% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount determined by the plan administrator. As of September 30, 2022, 292,531 shares had been purchased under the 2021 ESPP.

Except for the initial offering period, the ESPP provides for a 12-month offering period beginning November 15 and May 15 of each year, and each offering period will consist of two six-month purchase periods. The initial offering period began on October 1, 2021 and will end on November 15, 2022. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date, or (2) the fair market value of its common stock on the purchase date. If such fair market value decreases from the offering date to the applicable purchase date, the offering period will terminate after the purchase of shares and all participants will be automatically enrolled in the next offering period (a “rollover event”). The initial offering period began on October 1, 2021 and ended on May 15, 2022 after the first purchase was completed as a result of a rollover event.

As per the Agreement and Plan of Merger (the “Merger Agreement”) entered on October 10, 2022 (see “Subsequent Events” Footnote 15) the last purchase under the 2021 ESPP will occur on November 15, 2022 and the Company will terminate the 2021 ESPP with no further rights being granted or exercised under the 2021 ESPP thereafter. Refer to Footnote 15 - Subsequent Events for further discussion around the Merger.

Restricted Stock Units

The Company grants RSUs that generally vest over four years for our employees and one to three years for our non-employee directors. The total grant date fair value of RSUs granted during the nine months ended September 30, 2022 was $43.3 million. There were no RSUs granted during the nine months ended September 30, 2021.

A summary of the Company’s unvested RSUs and activity for the nine months ended September 30, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,702,724	$27.49
Granted	2,854,131	15.17
Vested	(35,159)	26.11
Canceled	(284,173)	18.56
Outstanding at September 30, 2022	4,237,523	19.80

As of September 30, 2022, there was $70.1 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 3.1 years using the straight-line method.

Stock Options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2022 is as follows:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	14,219,587	$5.10	6.4	$306,981
Options exercised	(2,249,237)	1.76
Options forfeited	(303,806)	7.41
Balance at September 30, 2022	11,666,544	5.69	6.3	109,159
As of September 30, 2022:
Vested and exercisable	8,853,225	4.31	5.8	92,011

As of September 30, 2022, there was $16.6 million of unrecognized compensation expense related to non-vested stock options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.9 years. No stock options were granted during the nine months ended September 30, 2022.

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

12. Stockholders’ Equity

Preferred Stock

In connection with the IPO, the Company amended and restated its certificate of incorporation, which became effective immediately prior to the closing of the Company’s offering, which authorized 100,000,000 shares of undesignated preferred stock, with a par value of $0.001. As of September 30, 2022, there were 100,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.

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

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary stockholders for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock options	7,946	12,997	8,215	13,050
Restricted stock units	751	268	502	305
Other awards including contingently issuable shares	—	43	—	68
Total anti-dilutive shares	8,697	13,308	8,717	13,423

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

KKR & Co. Inc. (“KKR”) is a U.S.-based investment firm. Funds controlled by KKR held approximately 5.3% and 7.8% of the Company’s capital stock as of September 30, 2022 and September 30, 2021, respectively. KKR has representation on the Company’s board of directors. The Company has customer arrangements with multiple KKR affiliates. During the three and nine months ended September 30, 2022, the Company recognized revenue of $0.8 million and $2.6 million with KKR affiliates, respectively. During the three and nine months ended September 30, 2021, the Company recognized revenue of $2.1 million and $3.3 million, respectively. The Company had $1.8 million and $0.1 million in aggregate accounts receivable recorded related to these agreements at September 30, 2022 and September 30, 2021, respectively.

15. Subsequent Events

On October 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Fortress Parent, LLC (“Parent”) and Project Fortress Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub will merge with and into ForgeRock (the “Merger”) and ForgeRock will continue as the surviving corporation in the Merger, as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo.

Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s Class A common stock and Class B common stock (except for certain shares specified in the Merger Agreement) will be canceled and automatically converted into the right to receive cash in an amount equal to $23.25 per share, without interest.

Completion of the Merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) approval of the Merger Agreement by requisite the affirmative vote of ForgeRock’s stockholders holding a majority of the outstanding voting power of ForgeRock’s common stock; (ii) the absence of any order issued by any governmental entity of competent jurisdiction or any law applicable to the merger that, in each case, prevents, materially restrains, or materially impairs the consummation of the Merger; (iii) the expiration or termination of the waiting periods applicable to the Merger pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), and the absence of any agreement with any governmental authority not to consummate the Merger, and (iv) all consents, approvals and filings required under certain specified foreign direct investment (“FDI”) laws shall have been obtained or made, and all waiting periods (including any extensions thereof or any timing agreements with applicable governmental authorities) relating to the execution, delivery and performance of the Merger Agreement and the consummation of the Merger shall have expired or otherwise been terminated under any such law.

The Merger is expected to close in the first half of calendar year 2023. Upon consummation of the Merger, ForgeRock will cease to be a publicly traded company and its Class A common stock will be delisted from the New York Stock Exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note numbers refer to “Notes to Condensed Consolidated Financial Statements” in Item 1. Unaudited Financial Statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report. As discussed in “Cautionary Note Regarding Forward-Looking Statements,” in addition to historical financial information, the following discussion and analysis may contain forward-looking statements regarding our proposed acquisition by entities affiliated with Thoma Bravo, our expectations of future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

We Generate Substantially All of Our Revenue From Subscriptions

Our revenue includes recurring revenue from term licenses, SaaS, and maintenance and support (which we refer to collectively as our subscription revenue). We generate substantially all of our revenue from the sale of subscriptions, which accounted for 95% and 96% of our total revenue for the three months ended September 30, 2022 and 2021, respectively. We have significantly reduced our percentage of revenue from perpetual licenses to approximately 0.2% and 0.4% for each of the three months ended September 30, 2022 and 2021. The remainder of our revenue is from professional services, which represented 5% and 4% of our revenue for the three months ended September 30, 2022 and 2021, respectively. We enable our customers to choose how they want to deploy our software in their heterogeneous environments, including self-managed environments such as public and private cloud environments, and through our SaaS offering, ForgeRock Identity Cloud, or a combination of both. Our subscription contracts are typically non-cancelable and non-refundable, and are largely billed annually upfront. Our pricing is generally based on the deployment method (SaaS or self-managed), products purchased, identity type (consumer, workforce, or IoT and services), and number of identities managed.

We Focus on Global Enterprises and Large Organizations, Who are Prioritizing Investments in Identity

Our go-to-market strategy is primarily focused on selling to large global enterprises, who are consistently investing in identity as a top priority. We focus our sales efforts on decision makers with a purview across the enterprise such as Chief Information Officers, or CIOs, Chief Information Security Officers, or CISOs, Chief Digital Officers, or CDOs, and Chief Technology Officers, or CTOs. We are also increasing our focus on line-of-business owners and developers as core stakeholders. We have been operating globally since our founding and 41% of our revenue in the three months ended September 30, 2022 was generated from customers located in Europe, the Middle East and Africa, or EMEA, and the Asia-Pacific, or APAC, region, demonstrating the global demand for our offerings. Our customers are based in more than 50 countries and across a diverse set of industries such as financial services, public sector, technology, telecom and media, medical, services, retail, and manufacturing. Many of our customers are recognized as leaders in their respective industries or public sectors.

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

We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. As of September 30, 2022 and 2021, we had 431 and 369 large customers with $100,000 of ARR or greater, respectively, representing 92% and 89% of our total ARR as of such dates. For the three months ended September 30, 2022, no single customer accounted for more than 10% of our total revenue or 4% of our total ARR. For the three months ended September 30, 2021, no single customer accounted for more than 10% of our total revenue or 3% of our total ARR.

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

For the three months ended September 30, 2022 and 2021, our ARR was $212.8 million and $164.0 million, respectively, representing a year-over-year growth rate of 30%. We generate substantially all of our revenue from subscriptions, with 95% and 96% of our total revenue coming from subscriptions for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021 our total revenue was $58.2 million and $44.2 million, respectively, representing a year-over-year change of 32%. In the same periods, we incurred net losses of $10.9 million and $15.3 million, respectively.

Pending Merger

On October 10, 2022, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into ForgeRock and ForgeRock will continue as the surviving corporation in the Merger, as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo.

Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our Class A common stock and Class B common stock (except for certain shares specified in the Merger Agreement) will be canceled and automatically converted into the right to receive cash in an amount equal to $23.25 per share, without interest.

Completion of the Merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) approval of the Merger Agreement by the requisite affirmative vote of ForgeRock’s stockholders holding a majority of the outstanding voting power of ForgeRock’s common stock; (ii) the absence of any order issued by any governmental entity of competent jurisdiction or any law applicable to the merger that, in each case, prevents, materially restrains, or materially impairs the consummation of the Merger; (iii) the expiration or termination of the waiting periods applicable to the Merger pursuant to the HSR Act, and the absence of any agreement with any governmental authority not to consummate the Merger, and (iv) all consents, approvals and filings required under certain specified FDI laws shall have been obtained or made, and all waiting periods (including any extensions thereof or any timing agreements with applicable governmental authorities) relating to the execution, delivery and performance of the Merger Agreement and the consummation of the Merger shall have expired or otherwise been terminated under any such law.

We also agreed to file with the Securities and Exchange Commission (the “SEC”) a preliminary proxy statement to be sent to our stockholders in connection with the Merger Agreement promptly after the date of the Merger Agreement, and we will convene and hold a special meeting of ForgeRock’s stockholders for the purpose of seeking the adoption of the Merger Agreement as promptly as reasonably practicable following the mailing of the proxy statement to ForgeRock’s stockholders.

The Merger is expected to close in the first half of calendar year 2023. Upon consummation of the Merger, we will cease to be a publicly traded Company and our Class A common stock will be delisted from the New York Stock Exchange.

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
The table below sets forth our ARR as of September 30, 2022 and 2021.

	As of September 30,		Change
	2022	2021	Amount	Percent
	(in millions, except percentages)
ARR	$212.8	$164.0	$48.8	30%

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

Our Net Retention Rate for the three months ended September 30, 2022 was 111%.

The following table sets forth our Net Retention Rate for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021	Change

Net Retention Rate	111%	112%	(1)%

Number of Large Customers

We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. We had 431 large customers as of September 30, 2022, which represents a 17% increase compared to our large customer count as of September 30, 2021.

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

A reconciliation of Non-GAAP gross profit to GAAP gross profit, and non-GAAP gross margin to GAAP gross margin, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross Profit	$48,656	$35,732	$126,394	$106,059
Add: Stock-based compensation included in cost of revenue	657	26	1,789	193
Non-GAAP gross profit	$49,313	$35,758	$128,183	$106,252
Gross margin	84%	81%	82%	82%
Non-GAAP gross margin	85%	81%	83%	82%

Non-GAAP Operating Loss and Non-GAAP Operating Margin

We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense and acquisition-related costs.

A reconciliation of non-GAAP operating loss and non-GAAP operating margin to GAAP operating loss and GAAP operating margin, the most directly comparable GAAP measures, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Operating loss	$(12,786)	$(8,792)	$(50,700)	$(18,041)
Add: Stock-based compensation expense	7,725	3,109	22,155	6,396
Add: Acquisition-related costs	2,364	—	2,364	—
Non-GAAP operating loss	$(2,697)	$(5,683)	$(26,181)	$(11,645)
Operating margin	(22)%	(20)%	(33)%	(14)%
Non-GAAP operating margin	(5)%	(13)%	(17)%	(9)%
Adjusted EBITDA

We define Adjusted EBITDA as operating loss, adjusted for depreciation, stock-based compensation expense and acquisition-related costs.

A reconciliation of Adjusted EBITDA to operating loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating loss	$(12,786)	$(8,792)	$(50,700)	$(18,041)
Add: Depreciation	263	259	812	795
Add: Stock-based compensation	7,725	3,109	22,155	6,396
Add: Acquisition-related costs	2,364	—	2,364	—
Adjusted EBITDA	$(2,434)	$(5,424)	$(25,369)	$(10,850)

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment.

A reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, is as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(31,004)	$(31,356)
Purchases of property and equipment	(1,474)	(459)
Free cash flow	$(32,478)	$(31,815)
Net cash provided by (used in) investing activities	32,102	(181,914)
Net cash provided by financing activities	8,191	311,110
Cash paid for interest	2,426	2,536

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

Perpetual Licenses. We also sell perpetual licenses to our self-managed solutions. Revenue from our perpetual licenses is recognized when the software is delivered or made available to the customer. In both the three and nine months ended September 30, 2022 and 2021, revenue from perpetual licenses represented approximately less than 1% of our total revenue. This reflects a shift by our customers away from purchasing perpetual licenses in favor of subscription term licenses or SaaS subscriptions. We do not expect perpetual license revenue to be material in future periods.

Subscriptions and perpetual licenses revenue represented approximately 95% and 96% of our total revenue in the three months ended September 30, 2022 and 2021, respectively and 95% and 97% of our total revenue in the nine months ended September 30, 2022 and 2021, respectively. We expect that substantially all our revenue will be generated from subscriptions for the foreseeable future. Our subscriptions revenue may fluctuate due to the timing and relative mix between revenue from subscription term licenses and subscription SaaS, support & maintenance. Over time, we expect a greater percentage of our subscriptions and perpetual licenses revenue will come from our ForgeRock Identity Cloud offering. This will have a negative impact on our near-term revenue growth as SaaS subscription revenue is recognized ratably.

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

Revenue from professional services represented 5% and 4% of our total revenue in the three months ended September 30, 2022 and 2021, respectively and 5% and 3% of our total revenue in the nine months ended September 30, 2022 and 2021, respectively. We expect our professional services revenue to increase in absolute dollars as our business continues to grow, but we do not expect professional services revenue to fluctuate significantly as a percentage of total revenue over time.

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

Acquisition-related costs. Acquisition-related costs primarily consist of legal and professional service fees incurred as part of the Company’s proposed acquisition by Thoma Bravo.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022		2021	2022	2021
Revenue:
Subscription term licenses	$23,904		$19,364	$59,089	$62,949
Subscription SaaS, support & maintenance	31,282		22,940	87,029	61,543
Perpetual licenses	91		183	197	885
Total subscriptions and perpetual licenses	55,277		42,487	146,315	125,377
Professional services	2,943		1,739	7,674	3,652
Total revenue	58,220		44,226	153,989	129,029
Cost of revenue:
Subscriptions and perpetual licenses	6,635		4,517	18,903	12,312
Professional services	2,929		3,977	8,692	10,658
Total cost of revenue (1)	9,564		8,494	27,595	22,970
Gross profit	48,656		35,732	126,394	106,059
Operating expenses:
Research and development (1)	15,554		10,827	45,699	31,214
Sales and marketing (1)	28,973		22,509	86,001	64,795
General and administrative (1)	14,551		11,188	43,030	28,091
Acquisition-related costs	2,364	1,707	—	2,364	—
Total operating expenses	61,442		44,524	177,094	124,100
Operating loss	(12,786)		(8,792)	(50,700)	(18,041)
Foreign currency gain (loss)	2,173		(2,684)	3,634	(3,003)
Fair value adjustment on warrants and preferred stock tranche option	—		(2,729)	—	(10,068)
Interest expense	(894)		(1,195)	(2,674)	(3,572)
Other, net	721		339	1,065	(66)
Interest and other income (expense), net	2,000		(6,269)	2,025	(16,709)
Loss before income taxes	(10,786)		(15,061)	(48,675)	(34,750)
Provision for income taxes	152		205	1,103	660
Net loss	$(10,938)		$(15,266)	$(49,778)	$(35,410)
¹ Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$657	$26	$1,789	$193
Research and development	1,632	564	4,685	1,058
Sales and marketing	2,798	1,078	7,859	2,046
General and administrative	2,638	1,441	7,822	3,099
Total stock-based compensation expense	$7,725	$3,109	$22,155	$6,396

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription term licenses	41%	44%	38%	49%
Subscription SaaS, support & maintenance	54	52	57	47
Perpetual licenses	—	—	—	1
Total subscriptions and perpetual licenses	95	96	95	97
Professional services	5	4	5	3
Total revenue	100	100	100	100
Cost of revenue:
Subscriptions and perpetual licenses	11	10	12	10
Professional services	5	9	6	8
Total cost of revenue	16	19	18	18
Gross profit	84	81	82	82
Operating expenses:
Research and development	27	24	30	24
Sales and marketing	50	51	56	50
General and administrative	25	25	28	22
Acquisition-related costs	4	—	2	—
Total operating expenses	106	100	116	96
Operating loss	(22)	(19)	(34)	(14)
Foreign currency gain (loss)	4	(6)	2	(2)
Fair value adjustment on warrants and preferred stock tranche option	—	(6)	—	(8)
Interest expense	(2)	(3)	(2)	(3)
Other, net	1	1	1	0
Interest and other income (expense), net	3	(14)	1	(13)
Loss before income taxes	(19)	(33)	(33)	(27)
Provision for income taxes	—	—	1	—
Net loss	(19)%	(33)%	(34)%	(27)%

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription term licenses	$23,904	$19,364	$4,540	23%
Subscription SaaS, support & maintenance	31,282	22,940	8,342	36%
Perpetual licenses	91	183	(92)	(50)%
Total subscriptions and perpetual licenses	55,277	42,487	12,790	30%
Professional services	2,943	1,739	1,204	69%
Total revenue	$58,220	$44,226	$13,994	32%

Total subscriptions and perpetual licenses revenue increased by $12.8 million, or 30%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Subscription term licenses revenue increased by $4.5 million or 23% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in subscription term licenses revenue was driven by higher self-managed subscription bookings. Subscription SaaS, support & maintenance revenue increased by $8.3 million or 36% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in SaaS, support & maintenance revenue was driven by the addition of new customers due to increased adoption of our SaaS solutions as well as an increase in the number of identities and additional modules sold to existing customers. The increase in support and maintenance revenue was primarily driven by the steady growth of the installed base.

Professional services revenue increased by $1.2 million or 69% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily driven by an increase in the cloud onboarding service and self-managed software service hours delivered by us in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Cost of revenue:
Subscriptions and perpetual licenses	$6,635	$4,517	$2,118	47%
Professional services	2,929	3,977	(1,048)	(26)%
Total cost of revenue	$9,564	$8,494	$1,070	13%
Gross Margin
Subscriptions and perpetual licenses	88%	89%
Professional services	1%	(129)%
Total gross margin	84%	81%

Subscriptions and perpetual licenses cost of revenue increased by $2.1 million, or 47%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to a $1.7 million increase in headcount and related personnel costs to support the growth of our offerings, as well as a $0.4 million increase in SaaS costs, stemming from ongoing maintenance for our expanding customer base and our investment in cloud infrastructure costs for our ForgeRock Identity Cloud offering.

Professional services cost of revenue decreased by $1.0 million, or 26%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was related to a $0.9 million reduction in payroll costs for certain employees whose nature of work has evolved from directly supporting customers to now being directly aligned with our Sales & Marketing efforts around customer renewals and churn mitigation.

Gross margin for subscriptions and perpetual licenses was 88% and 89% in the three months ended September 30, 2022 and September 30, 2021, respectively. The decrease in gross margin for subscriptions and perpetual licenses was due to investments to support the anticipated growth in new customers. While our gross margins for subscription and perpetual licenses revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale. Gross margin for professional services improved to 1% in the three months ended September 30, 2022 from (129)% in the three months ended September 30, 2021. The improvement in gross margin for professional services was primarily due to an increase in revenue from professional services delivery.

Operating Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Operating Expenses:
Research and development	$15,554	$10,827	$4,727	44%
Sales and marketing	28,973	22,509	6,464	29%
General and administrative	14,551	11,188	3,363	30%
Acquisition-related costs	2,364	—	2,364	100%
Total operating expenses	$61,442	$44,524	$16,918	38%

Research and Development. Research and development expenses increased $4.7 million, or 44%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase of $2.7 million in personnel costs related to higher headcount to support our continued research and development efforts in enhancing our offerings. Further, there was a $0.8 million increase in cloud costs, including Google, related to our cloud strategy, and a $0.6 million increase in professional fees.

Sales and Marketing. Sales and marketing expenses increased $6.5 million, or 29% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $4.4 million increase in personnel costs related primarily to higher headcount, a $1.1 million increase in travel-related expenses due to the easing of COVID-19 pandemic travel restrictions and a $0.4 million increase in marketing costs as marketing events ramp back up in 2022.

General and Administrative. General and administrative expenses increased $3.4 million, or 30%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $1.5 million increase in personnel costs driven by higher headcount and an increase in stock-based compensation expense. There was also a $1.3 million increase in third-party professional fees and a $0.4 million increase related to insurance and facilities costs due to an increase in insurance expenses as a result of being a public company during the three months ended September 30, 2022.

Acquisition-related costs. Acquisition-related costs increased by $2.4 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was related to accruals of professional service and legal fees related to the proposed Thoma Bravo Acquisition.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Interest and other income (expense), net
Foreign currency gain (loss)	$2,173	$(2,684)	$4,857	(181%)
Fair value adjustment on warrants and stock tranche option	—	(2,729)	2,729	(100%)
Interest expense	(894)	(1,195)	301	(25%)
Other, net	721	339	382	113%
Interest and other income (expense), net	$2,000	$(6,269)	$8,269	(132%)

We recorded a net foreign currency gain of $2.2 million in the three months ended September 30, 2022 compared to a net foreign currency loss of $2.7 million in the three months ended September 30, 2021, primarily due to foreign currency remeasurement fluctuations on balances primarily denominated in the US Dollar, Euro and British pound. In the three months ended September 30, 2022, we did not record a fair value mark-to-market adjustment on a preferred stock tranche call option or on warrants (whereas in the three months ended September 30, 2021, we recorded a fair value mark-to-market adjustment on a preferred stock tranche call option and warrants of $2.7 million) because the option was exercised in April 2021 by its holder who purchased shares of Series E-1 preferred stock with an aggregate value of $20.0 million and the warrants were exercised in September 2021. Interest expense decreased to $0.9 million in the three months ended September 30, 2022 compared to $1.2 million in the three months ended September 30, 2021 due to lower interest rates under our debt agreements as amended, effective September 16, 2021.

Provision for Income Taxes

In the three months ended September 30, 2022 and 2021, we recorded a provision for income taxes of $0.2 million and $0.2 million, respectively. In the three months ended September 30, 2022 and 2021, the effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against those deferred tax assets.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription term licenses	$59,089	$62,949	$(3,860)	(6)%
Subscription SaaS, support & maintenance	87,029	61,543	25,486	41%
Perpetual licenses	197	885	(688)	(78)%
Total subscriptions and perpetual licenses	146,315	125,377	20,938	17%
Professional services	7,674	3,652	4,022	110%
Total revenue	$153,989	$129,029	$24,960	19%

Total revenue increased by $25.0 million, or 19%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Total subscriptions and perpetual licenses revenue increased by $20.9 million, or 17% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Subscription term licenses revenue decreased by $3.9 million or 6% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in subscription term licenses revenue was primarily driven by the lower self-managed subscription bookings as well as the timing of revenue recognition due to when the term licenses were delivered. Subscription SaaS, support & maintenance revenue increased by $25.5 million or 41% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in SaaS, support & maintenance revenue was driven by the addition of new customers due to increased adoption of our SaaS solutions as well as an increase in the number of identities and additional modules sold to existing customers. The increase in support and maintenance revenue was primarily driven by the steady growth of the installed base. Perpetual licenses revenue decreased by $0.7 million, or 78%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Professional services revenue increased by $4.0 million or 110% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. There was an increase in cloud onboarding services and deployment of service hours delivered by us in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Cost of revenue:
Subscriptions and perpetual licenses	$18,903	$12,312	$6,591	54%
Professional services	8,692	10,658	(1,966)	(18)%
Total cost of revenue	$27,595	$22,970	$4,625	20%
Gross Margin
Subscriptions and perpetual licenses	87%	90%
Professional services	(13)%	(192)%
Total gross margin	82%	82%

Total cost of revenue increased by $4.6 million, or 20%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Subscriptions and perpetual licenses cost of revenue increased by $6.6 million, or 54%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in personnel costs and significant investment in cloud infrastructure costs for our subscription offerings, including our ForgeRock Identity Cloud offerings. Professional services cost of revenue decreased by $2.0 million, or 18%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a reduction in payroll costs for certain employees whose nature of work has evolved from directly supporting customers to now being directly aligned with our Sales & Marketing efforts around customer renewals and churn mitigation.

Gross margin for subscriptions and perpetual licenses decreased to 87% in the nine months ended September 30, 2022 from 90% in the nine months ended September 30, 2021. While our gross margins for subscription and perpetual licenses revenue may fluctuate in the near-term due to revenue contraction, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale. Gross margin for professional services increased to (13)% in the nine months ended September 30, 2022 from (192)% in the nine months ended September 30, 2021. The improvement in gross margin for professional services was due to an increase in revenue from professional services delivery while the related cost of revenue decreased due to a decrease in average headcount for the period driven by the Company’s cost of revenue allocations.

Operating Expenses

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$45,699	$31,214	$14,485	46%
Sales and marketing	86,001	64,795	21,206	33%
General and administrative	43,030	28,091	14,939	53%
Acquisition-related costs	2,364	—	2,364	100%
Total operating expenses	$177,094	$124,100	$52,994	43%

Research and development. Research and development expenses increased $14.5 million, or 46%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $9.6 million in personnel costs related to higher headcount, a $1.8 million increase in professional fees and a $1.9 million increase in cloud costs for Google, related to our cloud strategy.

Sales and marketing. Sales and marketing expenses increased $21.2 million, or 33%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $14.7 million in personnel costs related primarily to higher headcount, including personnel costs for certain employees that were previously included in cost of revenue as described above and a $2.0 million increase in marketing costs related to in-person marketing events that ramp back up due to COVID-19 restrictions being lifted. The ease in travel restrictions also resulted in an increase in travel related expenses of $2.0 million.

General and administrative. General and administrative expenses increased $14.9 million, or 53%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $7.7 million in personnel costs due to a higher headcount and a $4.0 million increase in third-party compliance and professional fees related to becoming a public company. There was also an increase of $2.4 million related to insurance and facilities costs due to an increase in insurance expenses as a result of being a public company.

Acquisition-related costs. Acquisition-related costs increased by $2.4 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was related to accruals of professional service and legal fees related to the proposed Thoma Bravo acquisition.
Interest and other income (expense), net

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Interest and other income (expense), net
Foreign currency gain (loss)	$3,634	$(3,003)	$6,637	(221%)
Fair value adjustment on warrants and stock tranche option	—	(10,068)	10,068	(100%)
Interest expense	(2,674)	(3,572)	898	(25%)
Other, net	1,065	(66)	1,131	(1714%)
Interest and other income (expense), net	$2,025	$(16,709)	$18,734	(112%)

We recorded a net foreign currency gain of $3.6 million in the nine months ended September 30, 2022 compared to a net foreign currency loss of $3.0 million in the nine months ended September 30, 2021, primarily due to fluctuations in foreign currency remeasurement gains on balances denominated primarily in US Dollar, Euro, and British Pound. In the nine months ended September 30, 2022, we did not record a fair value mark-to-market adjustment on a preferred stock tranche call option (whereas in the nine months ended September 30, 2021, we recorded a fair value mark-to-market adjustment related to warrants and preferred stock tranche option of 10.1 million) because the option was exercised in April 2021 by its holder who purchased shares of Series E-1 preferred stock with an aggregate value of $20.0 million and the warrants were exercised in September 2021. Interest expense decreased to $2.7 million in the nine months ended September 30, 2022 compared to $3.6 million in the nine months ended September 30, 2021 due to lower interest rates under our debt agreements as amended, effective September 16, 2021.

Provision for Income Taxes

In the nine months ended September 30, 2022 and 2021, we recorded a provision for income taxes of $1.1 million and $0.7 million, respectively. In the nine months ended September 30, 2022 and 2021, the effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against those deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments of $342.5 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our short-term investments are comprised of marketable securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

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

In September 2021, we executed an amendment to the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, or the A&R Loan Agreement. The A&R Loan Agreement became effective once the registration statement in connection with the initial public offering was declared effective on September 16, 2021. The key provisions of the amendment include: (1) a covenant requiring the maintenance of a $20.0 million cash balance, (2) change in the interest rate for outstanding term loan to be eight percent (8.00%) per annum on the existing loans, (3) extension of the maturity dates by twenty-four months, (4) change in the prepayment penalties and (5) and a change in the prepayment premium. The principal will be due at the end of the term of the respective advance. As of September 30, 2022, the balance outstanding under our term loan facility was $40.0 million and is included in long-term debt on our condensed consolidated balance sheet.

All of our obligations under our term loan facility are guaranteed by ForgeRock US, Inc. and ForgeRock Limited and, subject to certain exceptions, secured by a security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge.

A significant majority of our customers pay in advance for their subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2022, we had deferred revenue of $59.3 million, of which $57.9 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Merger Agreement

On October 10, 2022, we entered into the Merger Agreement. We have agreed to various representations, warranties, covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. If the Merger Agreement is terminated in certain circumstances, including by us in order to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of $60.0 million. In addition, without the consent of Parent, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring material capital expenditures above specified thresholds, or issuing additional debt. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(31,004)	$(31,356)
Net cash provided by (used in) investing activities	32,102	(181,914)
Net cash provided by financing activities	8,191	311,110
Effect of exchange rates on cash and cash equivalents and restricted cash	857	(638)
Net increase in cash, cash equivalents and restricted cash	$10,146	$97,202

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

During the nine months ended September 30, 2022 cash used in operating activities was $31.0 million. This consisted primarily of a net loss of $49.8 million, adjusted for non-cash charges of $33.6 million and net cash outflows of $14.8 million used in our operating assets and liabilities. Non-cash charges primarily consisted of amortization of deferred commissions of $10.7 million driven by the timing of revenue recognition and stock-based compensation of $22.2 million. The primary drivers of the changes in operating assets and liabilities related to a change in deferred commissions of $13.2 million driven by the timing of commission payments, a $22.1 million change due to a decrease in accounts receivable, a $3.4 million change in contract and other non-current assets due to the issuance of invoices and timing of revenue recognition, a $15.7 million decrease related to changes in deferred revenue and a $0.5 million decrease in accrued expenses and other liabilities due to the timing of cash disbursements.

During the nine months ended September 30, 2021, cash used in operating activities was $31.4 million. This consisted primarily of a net loss of $35.4 million, adjusted for non-cash charges of $31.6 million and net cash outflows of $27.5 million used in our operating assets and liabilities. Non-cash charges primarily consisted of amortization of deferred commissions of $10.4 million, change in fair value of redeemable convertible preferred stock warrant liability of $5.9 million, stock-based compensation expense of $6.4 million., change in fair value of preferred stock tranche option liability of $4.2 million, and a foreign currency remeasurement gain of $2.0 million. The primary drivers of the changes in operating assets and liabilities related to an increase in accounts receivable of $2.2 million due to the timing of collection of payment from our customers and a change in deferred commissions of $14.4 million driven by the timing of commission payments. Additional changes in operating assets and liabilities include an increase in contract and other non-current assets of $13.5 million, an increase of prepaid expenses and other current assets of $3.7 million, a decrease of operating lease liabilities of $1.6 million, partially offset by an increase in accrued expenses and other liabilities of $3.2 million.
Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2022 of $32.1 million primarily consisted of sales and maturities of marketable securities of $39.1 million and $133.6 million, respectively. This was partially offset by purchases of marketable securities of $139.1 million and purchases of property and equipment of $1.5 million.

Net cash used in investing activities during the nine months ended September 30, 2021 of $181.9 million, which primarily consisted of the purchase of available for sale securities of $201.4 million, partially offset by $20.0 million from sales of short-term investments.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2022 was $8.2 million, which primarily consisted of proceeds from the issuance of common stock under the employee stock purchase plan of $4.4 million and proceeds from the exercise of employee stock options of $4.2 million.

Cash provided by financing activities during the nine months ended September 30, 2021 was $311.1 million, primarily as a result of proceeds consisting of $291.6 million of aggregate net proceeds from our IPO, net of underwriting discounts and commissions and offering costs paid, the issuance of Series E-1 redeemable convertible preferred stock of $20.0 million and the exercise of employee stock options of $3.2 million partially offset by $3.5 million of employee payroll taxes paid for net shares settlement of restricted stock units upon our IPO.net shares settlement of restricted stock units on IPO.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars, British Pounds and Euros; however, we also have significant intercompany balances denominated in the Norwegian Krone. For the nine months ended September 30, 2022 and 2021, we recorded a net gain of $3.6 million and a net loss of $3.0 million respectively, on foreign exchange transactions. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates have led to significant fluctuations in both our statement of operations and stockholders’ equity balance from quarter to quarter. We will continue to reassess our foreign exchange exposure as we continue to grow our business globally. A uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a corresponding increase or decrease in revenue for the nine months ended September 30, 2022 and 2021 of approximately $7.0 million and $6.3 million, respectively. On September 30, 2021, we reclassified certain intercompany balances considered long-term in nature. Accordingly, foreign currency transaction gains and losses related to these balances are now being reported in the cumulative translation adjustment in shareholder's equity on the consolidated balance sheet since October 1, 2021.

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $342.5 million and $369.8 million as of September 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalents are held in cash deposits, money market funds and marketable securities. As of September 30, 2022, we held $204.0 million in short-term investments made up of commercial paper, asset-backed securities, corporate debt securities and U.S. government debt securities which are available-for-sale. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% change in interest rates would not have a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures.
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

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

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

Risk Factor Summary

The material risks that may affect our business, financial condition or results of operations include, but are not limited to, those relating to the following:

Risks Related to the Proposed Merger

•The announcement and pendency of our agreement to be acquired by affiliates of Thoma Bravo may have an adverse effect on our business and results of operations and our failure to complete the Merger could have an adverse effect on our business, financial condition, results of operations and stock price.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.
•Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise harm our business.

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

Risks Related to the Proposed Merger

The announcement and pendency of our agreement to be acquired by affiliates of Thoma Bravo may have an adverse effect on our business and results of operations and our failure to complete the Merger could have an adverse effect on our business, financial condition, results of operations and stock price.

On October 10, 2022, ForgeRock entered into the Merger Agreement with Parent and Merger Sub. Completion of the Merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) approval of the Merger Agreement by the requisite affirmative vote of ForgeRock’s stockholders holding a majority of the outstanding voting power of ForgeRock’s common stock; (ii) the absence of any order issued by any governmental entity of competent jurisdiction or any law applicable to the merger that, in each case, prevents, materially restrains, or materially impairs the consummation of the Merger; (iii) the expiration or termination of the waiting periods applicable to the Merger pursuant to the HSR Act, and the absence of any agreement with any governmental authority not to consummate the Merger, and (iv) all consents, approvals and filings required under certain specified FDI laws shall have been obtained or made, and all waiting periods (including any extensions thereof or any timing agreements with applicable governmental authorities) relating to the execution, delivery and performance of the Merger Agreement and the consummation of the Merger shall have expired or otherwise been terminated under any such law. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•the failure to obtain requisite stockholder approval to approve the Merger:
•the failure to obtain regulatory approvals from various governmental entities;
•potential future stockholder litigation and other legal and regulatory proceedings, which could prevent, materially restrain, or materially impair the consummation of the Merger; and
•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a Company material adverse effect would permit Parent not to close the Merger.

If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:

•to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the market price of our class A common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed;
•the risks related to the diversion of attention of ForgeRock management or employees during the pendency of the Merger; and
•the requirement that we pay Parent a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.

There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•we may experience a departure of employees, prior to the closing of the Merger;
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating;
•results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our class A common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.

During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:

•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•difficulties maintaining existing and/or establishing business relationships, including business relationships with significant customers, suppliers and partners;
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur certain indebtedness, declare or authorize any dividend or distribution, or make certain material capital expenditures without Parent's approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, including but not limited to the cost of any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.

Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise harm our business.

Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise harm our operations and financial performance.

Risks Related to Our Business and Industry

We have a history of losses, and we expect to incur losses in the future.

We have incurred net losses in each year since our inception. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $313.6 million and $263.8 million, respectively. We expect to continue to incur net losses in the future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to continue to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we operate as a public company and transition back to a private company, we may incur additional legal, accounting, and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

We may not continue to grow on pace with historical rates.

We have experienced rapid growth historically, and we may not be able to sustain such growth rates. Thus, you should not rely on our key business metrics or results of operations for any previous quarterly or annual period (or the growth rate relating to such metrics or results) as any indication of future periods. In particular, our revenue growth rate and ARR has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. In future periods, our revenue growth and ARR could slow or our revenue could decline for a number of reasons, including slowing demand for or adoption of our platform and offerings, increasing competition, any failure to gain or retain customers or partners, a decrease in the growth of our overall market, changes to technology, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, our revenue growth rate and ARR may experience increased volatility due to global societal and macroeconomic conditions (e.g., the COVID-19 pandemic and its aftermath, inflationary pressures, supply chain disruptions, the military conflict in Ukraine and related sanctions against Russia and Belarus, higher interest rates and strength of the U.S. dollar relative to other currencies). As a result, our past financial performance should not be considered indicative of our future performance. If our revenue growth rate and ARR declines, investors’ perceptions of our business and the market price of our Class A common stock could be adversely affected. Additionally, our ARR does not adjust for the timing impact of revenue recognition for specific performance obligations identified within a contract. Therefore, our ARR growth in any given period may not result in a similar growth rate for revenue. Our revenue is also affected by the overall growth in our business and changes in our revenue mix of self-managed subscriptions and SaaS subscriptions. As a result, our year-over-year growth rates for total revenue may not be comparable due to changes in our revenue mix.

We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The identity and access management market is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. We face competition from (1) legacy providers such as CA Technologies, IBM and Oracle, (2) cloud-only providers such as Okta, (3) companies that provide a subset of functionality across identity, access and governance such as Okta, Ping Identity (acquired by affiliates of Thoma Bravo in October 2022), and SailPoint, and (4) homegrown solutions that are designed to solve a limited identity use case. We also compete with other companies that offer a broad array of IT solutions that compete in our market.

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

•the Merger, the pendency of the Merger, or the failure to complete the Merger;
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
•expenses related to real estate, including our office leases, and other fixed expenses; and
•general economic conditions in domestic or international markets, including the economic impact of inflation, supply chain disruptions, competition, the COVID-19 pandemic and its aftermath and other geopolitical uncertainty and instability, such as the military conflict in Ukraine and related sanctions against Russia and Belarus, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions.

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

•political, economic and social instability, war (including the military conflict in Ukraine, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by Russia in response to such sanctions), armed conflict, or terrorist activities;
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

Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent us from efficiently providing access to our platform. We also rely on third-party computer systems, broadband and other communications systems and service providers in connection with providing access to our platform generally. Any interruptions, outages or delays in our systems and infrastructure, our business or third parties, or deterioration in the performance of these systems and infrastructure, could impair our ability to provide access to our platform. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, other natural disasters, acts of war (including the military conflict in Ukraine) or terrorism and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, including personal data, and could prevent us from providing access to our platform. While we have backup systems for certain aspects of these operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could harm our business, financial condition, and results of operations.

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

In September 2021, we entered into our A&R Loan Agreement (hereinafter Amended and Restated Loan Agreement) that provides for senior secured credit consisting of term loans. As of September 30, 2022, the aggregate principal amount of our outstanding indebtedness under our Amended and Restated Loan Agreement was $40.0 million and no further amounts are available to be drawn at this time. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. Our indebtedness could adversely impact us. For example, these obligations could, among other things:

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

Prolonged economic uncertainties or downturns could adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, such as the military conflict in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, could cause a decrease in corporate spending on digital identity offerings in general and negatively affect the growth of our business.

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

A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters is located in the San Francisco Bay Area, a region known for seismic activity. In addition, any unforeseen public health crises, such as the COVID-19 pandemic, political crises, such as terrorist attacks, war and other political instability, such as the military conflict in Ukraine, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by Russia in response to such sanctions, or other catastrophic events, whether in the United States or abroad, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third- party providers’ abilities could result in decreased demand for our platform or a delay in the provision of our platform, which would adversely affect our business, financial condition, and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.

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

A portion of our revenue is generated from sales to governmental entities, and we have made, and may continue to make, investments to support future sales opportunities in the government sector. We estimate that we generated approximately 16% and 26% of our revenue from sales to government entities for the three months ended September 30, 2022 and 2021, respectively. We generated approximately 17% and 20% of our revenue from government entities for the nine months ended September 30, 2022 and 2021, respectively. Government demand for our platform and offerings could be impacted by budgetary cycles, and there may be governmental certification requirements for our platform. Further, we may be subject to audits and investigations regarding our governmental contracts, and any violations could result in penalties and sanctions, including termination of the contract, refunding or forfeiting payments, fines and suspension or disbarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing, termination rights tied to funding availability, or are otherwise time consuming and expensive to satisfy. Government entities may also have statutory, contractual, or other legal rights to terminate contracts with our partners for convenience, for lack of funding, or due to a default, and any such termination may adversely impact our results of operations. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet such special standards, the additional costs associated with providing our platform and offerings to government entities could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our platform to them and to grow or maintain our customer base. If we are unable to manage the risks related to contracting with government entities, our business, financial condition, and results of operations could be adversely affected.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate over 80% of the combined voting power of our Class A common stock and Class B common stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of (i) the 7th anniversary of the filing and effectiveness of our amended and restated certificate of incorporation, (ii) when the outstanding shares of our Class B common stock represent less than 5% of the combined voting power of our outstanding Class A common stock and Class B common stock, and (iii) the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

•the Merger, the pendency of the Merger, or the failure to complete the Merger;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Initial Public Offering.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below.

Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated October 10, 2022, among Project Fortress Parent, LLC, Project Fortress Merger Sub, Inc. and ForgeRock, Inc.	8-K	001-40787	2.1	October 11, 2022
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-40787	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the registrant.	10-Q	001-40787	3.2	November 12, 2021
4.2	Amended and Restated Investors’ Rights Agreement, among the registrant and certain holders of its capital stock, dated as of April 6, 2020, as amended on April 21, 2021.	S-1	333-259016	4.2	August 23, 2021
10.1+	Form of Voting Agreement, dated as of October 10, 2022, by and among Project Fortress Parent, LLC, ForgeRock, Inc. and certain stockholders of ForgeRock, Inc.	8-K	001-40787	10.1	October 11, 2022
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

________________
+ Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. ForgeRock will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. ForgeRock may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
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

FORGEROCK, INC.

Date: November 10, 2022	By:	/s/ Francis Rosch
Francis Rosch
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ John Fernandez
John Fernandez
Chief Financial Officer and Executive Vice President of Global Operations (Principal Financial Officer and Principal Accounting Officer)