Form 10-K
period 2022-12-31
ForgeRock, Inc.
filed 2023-03-01
CIK 1543916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

None

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s Class A common stock as reported by the New York Stock Exchange on such date, was $1,222,812,172. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicated that such stockholders exercise control over our company. The determination of executive officer or affiliate status is not conclusive determination for other purposes.

The registrant had outstanding 50,398,380 shares of Class A common stock and 36,738,396 shares of Class B common stock as of February 22, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or ForgeRock’s future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “going to,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern ForgeRock’s expectations, strategy, priorities, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our expectations with respect to ongoing litigation;
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
1

•the attraction and retention of qualified employees and key personnel, including our direct sales force;
•our estimated total addressable market; and
•the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, and other factors related to our proposed acquisition by entities affiliated with Thoma Bravo and those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
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
Pending Merger
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
Completion of the Merger remains subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) the absence of any order issued by any governmental entity of competent jurisdiction or any law applicable to the merger that, in each case, prevents, materially restrains, or materially impairs the consummation of the Merger; and (ii) the expiration or termination of the waiting period applicable to the Merger pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), and the absence of any agreement with any governmental authority not to consummate the Merger.
On December 22, 2022, ForgeRock and Parent each received a request for additional information and documentary material (together, the “Second Request”) from the Department of Justice (the “DOJ”) in connection with the DOJ’s review of the Merger. The issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both ForgeRock and Parent have substantially complied with the Second Request.
On January 12, 2023, the Company received approval of the Merger Agreement by the affirmative vote of ForgeRock’s stockholders holding a majority of the outstanding voting power of ForgeRock’s common stock.

ForgeRock and entities affiliated with Thoma Bravo have entered into an agreement (the “Timing Agreement”) with the DOJ in connection with the Merger and the Second Request. Under the Timing Agreement, ForgeRock and Thoma Bravo have agreed that they will certify compliance with the Second Request no earlier than May 1, 2023, and will not consummate the Merger less than 75 days after compliance with the Second Request. The Timing Agreement does not prevent ForgeRock and Thoma Bravo from consummating the Merger sooner if the DOJ closes its investigation of the Merger before that date. The expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act (and the absence of any agreement with any governmental authority not to consummate the Merger) is the only remaining approval or regulatory condition required to consummate the closing of the Merger under the Merger Agreement.
Either ForgeRock or Parent may terminate the Merger Agreement under certain circumstances, including if (1) the effective time has not occurred by October 10, 2023 (the “Termination Date”), which may be extended to January 10, 2024 if certain closing conditions related to the receipt of required regulatory approvals have not been satisfied at such time, unless ForgeRock delivers written notice to Parent prior to October 10, 2023 specifying that the Termination Date shall not be so extended or (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order preventing the Merger.
Upon consummation of the Merger, ForgeRock will cease to be a publicly traded company and its Class A common stock will be delisted from the New York Stock Exchange.
The ForgeRock Identity Platform
We provide a leading modern identity platform that enables enterprises to secure, manage, and govern the identities of everything—consumers, employees and partners, APIs, microservices, devices, and Internet of Things (“IoT”). Organizations around the world leverage our platform to create seamless and secure digital experiences for collectively over three billion identities.
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
•Autonomous Identity and Access. Provides an enterprise-wide view of access, streamlines and automates governance processes, detects anomalies and prevents common authentication attacks, and reduces risk related to digital identities.
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
▪Our proprietary tenant isolation approach is designed to enhance individual customers’ data security and sovereignty. We have improved upon a typical multi-tenant SaaS architecture by never commingling customer data with each other. In addition, our customers’ data resides only in locations that the customer chooses, which enables our customers to comply with data privacy regulations, such as the GDPR in the European Union.
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

•Proven track record of innovation. We have consistently set the standard of innovation in the identity market, anticipating major market trends and introducing new capabilities to support them. We are a pioneer of the development of advanced capabilities, such as Identity of Everything, Intelligent Access Trees, Continuous Security, certifying deployments on public cloud and multi-cloud with DevOps, enterprise-grade SaaS, passwordless and usernameless authentication using FIDO2 Webauthn, and AI-based Autonomous Identity and Access with proprietary algorithms to automate identity processes. We intend to continue investing to extend our leadership in the CIAM, AM, and IGA markets by developing or acquiring new products and technologies.
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
•Partner and alliance leverage. Continue to capitalize on key strategic partnerships and alliances, such as our alliances with GSIs, such as Accenture, Deloitte, and PwC, to win new business.
•Multiple entry points. The extensive breadth of our platform facilitates new customer acquisition by allowing customers to choose from: (1) numerous product modules across identity management, access management, identity governance, and autonomous identity, (2) identity types across consumer, workforce, and IoT and services, and (3) deployments across our self-managed and SaaS offerings.
•New geographies. Enter new countries within our existing global regions.
•New types of buyers. Address the needs of all identity constituents within the enterprise and expand adoption beyond the C-suite to developers and business unit leaders.
•Expand into mid market. Leverage the ease of deployment of our SaaS offering to accelerate traction in smaller enterprise and mid-market organizations.
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
•Customer success. Maintain our focus on customer success to expand within our existing customer base.

Our Products
Our products and capabilities include the following:

Identity Management	Access Management	Identity Governance	Autonomous Identity and Access
◆ Onboarding/Registration and Progressive Profiling	◆ Passwordless, Usernameless and Multi-factor Authentication	◆ Access Requests	◆ Predictive Confidence Scores for Access
◆ Identity Lifecycle and Relationship Management	◆ Single Sign-On	◆ Access Reviews and Certifications	◆ Over provisioned Access Detection and Access Revocation Recommendations
◆ Identity Provisioning and Synchronization	◆ Contextual and Adaptive Risk-based Access	◆ Segregation of Duties	◆ Outlier Detection
◆ User Self-Service	◆ Fine-grained Authorization	◆ Role and Entitlement Management	◆ Identity Automation Recommendations
◆ Personalization	◆ API and Microservices Security	◆ Policy Management	◆ Role Mining and Recommendations
◆ Delegation	◆ Secure Impersonation and Data Sharing	◆ Identity Workflows	◆ Joiner, Mover, Leaver Access Automation
◆ Privacy and Consent Management		◆ Reporting and Analytics	◆ Authentication anomaly detection
◆ Common attack prevention
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
•Contextual and Adaptive Risk-based Access. We provide an array of capabilities for helping support modern Zero Trust authorization architectures. We allow customers to combine identity and device information by leveraging the ability to capture user and device context during login and at every transaction level if needed and respond to contextual changes. During use, the context is recreated and compared to context during login, allowing customers to make access alterations such as automatic throttling, data redaction, or access denials dynamically.
•Fine-grained Authorization. In addition to creating detailed policies for specific user groups, permissions, and environments, our policy engine can be used to protect custom and non-HTTP-based resources such as objects, data, and IoT components.
•API and Microservices Security. Our platform secures API endpoints and microservices including ingress/egress control, throttling, and authentication with our identity-aware proxy gateways, Identity Gateway and Microservices Security.
•Secure Impersonation and Data Sharing. Our platform allows users to provide access to data or accounts on behalf of others in a secure and auditable way without the need to share credentials or passwords.
Identity Governance – Our Identity Governance product manages and reduces risk to enterprises from users having excessive or unnecessary access to applications, systems, devices, and data and includes the following capabilities:
•Access Requests. We allow users to request access to systems or applications through integration with help desk or service ticketing systems which can then be routed automatically according to business-defined identity workflows for approvals. Administrators can also use our platform to provide users with automated, policy-based access based on identity and role assignments.
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
AI-powered Autonomous Identity and Access – Our Autonomous Identity and Access product provides an enterprise-wide view of access and streamlines and automates governance processes and reduces risk related to digital identities and includes the following capabilities:
•Predictive Confidence Scores for Access. Using proprietary AI algorithms, our platform analyzes enterprise data to assign confidence scores for provisioned access, which highlights anomalies that should be further actioned.

•Over provisioned Access Detection and Access Revocation Recommendations. Our platform displays enterprise entitlements graphically on a user interface console to help easily detect over-provisioned access that could pose a security risk and identify high-risk access entitlement assignments that are candidates for access revocation.
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
•Authentication anomaly detection. Our platform baselines normal user behavior and detects anomalous activity using AI during authentication.
•Common attack prevention. Our platform detects common attack types including credential stuffing, brute force, impossible traveler, and suspicious IP address.
Our Technology
Our differentiated architecture and design unify Identity Management, Access Management and Governance in one end-to-end platform. It also leverages the same underlying architecture across all identity types and use cases, enabling rapid development and innovation. The technical differentiators of our platform include:
•Intelligent Access Trees. Our platform includes Intelligent Access Trees, which leverage a visual designer with a drag-and-drop interface that allows enterprises to easily orchestrate, personalize, and secure user journeys to deliver meaningful user experiences without compromising security. These journeys can incorporate real-time digital signals such as device, contextual, behavioral, analytics, and risk-based factors to provide more personalized experiences that incorporate user-choice, omnichannel user recognition and better security.
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
•Proprietary AI Technology. Our proprietary AI technology deploys using a microservices architecture that scales linearly as the load increases. It is capable of quickly processing millions of access points and allows enterprises to configure the machine learning process and prune less productive rules. Enterprises can run analyses, predictions, and recommendations frequently to improve the machine learning process. Our Analytics Engine provides transparent and explainable results that lets enterprises get insight into why end-users have the access they have or what access they should have, and detects anomalies and prevents common attacks during authentication.

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
We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater Annual Recurring Revenue (“ARR”) as of a measurement date. As of December 31, 2022, 2021 and 2020, we had 449, 394 and 325 large customers with $100,000 of ARR or greater, respectively, representing 93%, 90% and 86% of our total ARR as of such dates. All of our large customers are direct customers. No single customer accounted for more than 4% of our total ARR in 2022 and 3% of our total ARR in 2021 and 2020. No single customer accounted for more than 10% of our total revenue in 2022, 2021 and 2020.
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
Competition
The IAM market in which we operate is characterized by intense competition, constant change, and innovation. We face competition from (1) legacy providers such as CA Technologies, IBM and Oracle, (2) cloud- only providers such as Okta, (3) companies that provide only a subset of functionality across identity, access and governance such as Okta, Ping (acquisition completed by affiliates of Thoma Bravo in October 2022) and SailPoint (acquisition completed by affiliates of Thoma Bravo in August 2022), and (4) homegrown solutions that are designed to solve a limited identity use case and are difficult to secure, maintain and scale, and quickly become obsolete. Microsoft and other companies that offer a broad array of IT solutions also compete in our market.
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
As of December 31, 2022, we owned three issued U.S. patents and 19 pending U.S. patent applications relating to certain aspects of our technology. With respect to our three issued U.S. patents, one is expected to expire in 2039 and two are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other fees, and without taking into account any possible patent term adjustments or extensions. We cannot assure you that any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Our existing patents and any patents that are issued in the future may be contested, circumvented, found unenforceable, narrowed in scope or invalidated, and we may not be able to prevent third parties from infringing, misappropriating or otherwise violating them or any of our other intellectual property rights. Furthermore, our competitors or other third-parties may also claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. With regard to our brand, we have registered “ForgeRock” as a trademark in the United States, the United Kingdom, the European Union, Norway, and China. We have significant international operations and intend to continue to expand these operations, and effective patent, copyright, trademark, trade secret, and other intellectual property protection may not be available or may be limited in foreign countries.
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
Government Regulation
We are subject to various federal, state, local, and foreign laws and regulations, including those relating to data privacy, protection and security, intellectual property, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities, antitrust and tax. In addition, we are subject to various laws and regulations relating to the formation, administration, and performance of contracts with our customers in heavily regulated industries and the public sector, which affect how we and our partners do business with such customers. Additional laws and regulations relating to these areas likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on how we operate our business. New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our platform, offerings or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business, financial condition, and results of operations. As our business expands to include additional platform functionalities and offerings, and our operations continue to expand internationally, our compliance requirements and costs may increase, and we may be subject to increased regulatory scrutiny.
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

For example, in June 2018, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and established a new privacy framework for covered businesses such as ours. The CCPA broadly defines personal information and gives California residents expanded privacy rights and protections, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA provides for severe civil penalties and statutory damages for violations and a private right of action for certain data breaches that result in the loss of personal information. In November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective in most material respects as of January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA. Other state legislatures are currently contemplating, and have passed or may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Following the enactment of the CCPA, in 2021, Virginia enacted the Virginia Consumer Data Protection Act of 2021, and Colorado enacted the Colorado Privacy Act. Additionally, in March 2022, Utah enacted the Utah Consumer Privacy Act, and in May 2022, Connecticut enacted the Connecticut Act Concerning Personal Data Privacy and Online Monitoring. Each of these state statutes shares similarities with the CCPA. Additionally, many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches, and the protection of sensitive and personal information.
Internationally, many jurisdictions have established their own legal frameworks governing privacy, data protection, and information security with which we may need to comply. For example, the EU has adopted the GDPR, which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects about how their personal data is to be used, imposes limitations on retention of information, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States. Fines for noncompliance with the GDPR are significant and can be up to the greater of €20 million or 4% of annual global turnover. The United Kingdom has enacted a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom’s Data Protection Act 2018), which also authorizes significant fines, up to the greater of £17.5 million or 4% of annual global turnover. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. Additionally, many jurisdictions outside the United States and EEA in which we have operations or for which such jurisdictions’ laws or regulations may apply to us or our operations, including, for example, Canada, Australia, New Zealand, and Singapore, maintain laws and regulations relating to privacy, data protection, and information security that provide for extensive obligations in connection with the use, collection, protection, and processing of personal data. Many of these legal regimes provide for substantial fines, penalties, or other consequences for noncompliance. We may be required to implement new measures or policies, or change our existing policies and measures or the features of our platform, in an effort to comply with U.S. and international laws, rules, and regulations relating to privacy, data protection and information security, which may require us to expend substantial financial and other resources and which may otherwise be difficult to undertake.
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

Our Culture and People
Our People
Our most valuable asset is our people. ForgeRock is the place where the best people do their best work. As of December 31, 2022, we had 923 employees, of which approximately 49% were in the United States and 51% were in our international locations. We supplement our workforce with contractors and consultants. We strive to drive a positive employee experience and maintain a good relationship with our people. Our priority is to attract the best, diverse workforce and at the same time, engage and grow our global team.
Our Identity and Values
Our Identity and Values live hand in hand. Our Values are what guide our decision making, give us a sense of what is important, of what is right. Our Identity is how our interactions make up our work environment, they inform our business practices and processes.
Our culture and values are critical to our success. Our values guide our interactions, business, our product development, our practices and our brand. Our values and cultural tenets have delivered tangible financial and operational benefits for our customers, employees and stockholders.

Our Identity

Our Values

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
Future of Work

ForgeRock has a mission to enable our customers to simply and safely access the connected world. Our beliefs and strategies continue to help us shape the vision around the future of work at ForgeRock. A year from reopening our teams are continuing to demonstrate how to work effectively in a dynamic hybrid way. We are already seeing in person meetings and connections taking place. Our people managers will lead their teams to meet in person for opportunities such as team meetings, training, cross team collaboration, and other moments that being in person better serves the team and the work. We embrace a level of flexibility as it relates to how and where we do our work.

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

Growth and Development
One of our values is “Learn and Grow” and for that we continue to invest resources to develop talent and actively foster a learning culture where employees are empowered to grow personally and professionally. We offer new employee induction/onboarding and training programs to prepare our employees for career growth and individual development. We know that managers play an important role in how our employees feel about their work and their impact and the potential for growth. For that reason we are investing in the capabilities of our leaders through enablement sessions, coaching and external thought leadership.
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
Available Information

Our website is located at www.forgerock.com, our investor relations website is located at investors.forgerock.com, and our blog is located at www.forgerock.com/blog. We have used, and intend to continue to use, our investor relations website, our blog, press releases, public conference calls and webcasts to disclose material non-public information and to comply with our disclosure obligations under Regulation FD. The following filings, including any amendments, are available through our investor relations website after we file them with the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and our proxy statements for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. Our business, financial condition, and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, and results of operations could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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

•Litigation has been filed in connection with the Merger and further litigation may arise, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise harm our business.

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
•Our quarterly and annual results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.
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
On October 10, 2022, ForgeRock entered into the Merger Agreement with Parent and Merger Sub. Completion of the Merger remains subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) the absence of any order issued by any governmental entity of competent jurisdiction or any law applicable to the merger that, in each case, prevents, materially restrains, or materially impairs the consummation of the Merger; and (ii) the expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act, and the absence of any agreement with any governmental authority not to consummate the Merger. On December 22, 2022, ForgeRock and Parent each received a Second Request from the DOJ in connection with the DOJ’s review of the Merger. The issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both ForgeRock and Parent have substantially complied with the Second Request. On January 12, 2023, we received approval of the Merger Agreement by the affirmative vote of ForgeRock’s stockholders holding a majority of the outstanding voting power of ForgeRock’s common stock. ForgeRock and entities affiliated with Thoma Bravo have entered into the Timing Agreement with the DOJ in connection with the Merger and the Second Request. Under the Timing Agreement, ForgeRock and Thoma Bravo have agreed that they will certify compliance with the Second Request no earlier than May 1, 2023, and will not consummate the Merger less than 75 days after compliance with the Second Request. The Timing Agreement does not prevent ForgeRock and Thoma Bravo from consummating the Merger sooner if the DOJ closes its investigation of the Merger before that date. The expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act (and the absence of any agreement with any governmental authority not to consummate the Merger) is the only remaining approval or regulatory condition required to consummate the closing of the Merger under the Merger Agreement. There is no assurance that the remaining conditions to closing the Merger, including the expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act, will be satisfied before the Termination Date or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain the expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act, or any other regulatory approval, clearance or condition that may become applicable to the Merger, before the Termination Date or at all;
•potential future stockholder litigation and other legal and regulatory proceedings, including litigation by the DOJ seeking to block the completion of the Merger, which could prevent, materially restrain, or materially impair the consummation of the Merger;
•the failure of any remaining closing condition to be satisfied before the Termination Date, after which time either ForgeRock or Parent may be entitled to terminate the Merger Agreement; and
•the failure to satisfy any other conditions to the completion of the Merger, including the possibility that a Company material adverse effect would permit Parent not to close the Merger.

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

•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, including but not limited to the cost of professional services, insurance and any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.
Litigation has been filed in connection with the Merger and further litigation may arise, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise harm our business.
Regardless of the outcome of any litigation or future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise harm our operations and financial performance. For more information, see the section titled “Legal Proceedings” below.
Risks Related to Our Business and Industry
We have a history of losses, and we expect to incur losses in the future.
We have incurred net losses in each year since our inception. As of December 31, 2022 and 2021, we had an accumulated deficit of $330.1 million and $263.8 million, respectively. We expect to continue to incur net losses in the future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to continue to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we operate as a public company and transition back to a private company, we may incur additional legal, accounting, and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
We may not continue to grow on pace with historical rates.
We have experienced rapid growth historically, and we may not be able to sustain such growth rates. Thus, you should not rely on our key business metrics or results of operations for any previous quarterly or annual period (or the growth rate relating to such metrics or results) as any indication of future periods. In particular, our revenue growth rate and ARR has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. In future periods, our revenue growth and ARR could slow or our revenue could decline for a number of reasons, including slowing demand for or adoption of our platform and offerings, increasing competition, any failure to gain or retain customers or partners, a decrease in the growth of our overall market, changes to technology, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, our revenue growth rate and ARR may experience increased volatility due to global societal and macroeconomic conditions (e.g., economic uncertainties or downturns, health epidemics and other outbreaks, such as COVID-19, inflationary pressures, supply chain disruptions, the military conflict in Ukraine and related sanctions against Russia and Belarus, higher interest rates and strength of the U.S. dollar relative to other currencies). As a result, our past financial performance should not be considered indicative of our future performance. If our revenue growth rate and ARR declines, investors’ perceptions of our business and the market price of our Class A common stock could be adversely affected. Additionally, our ARR does not adjust for the timing impact of revenue recognition for specific performance obligations identified within a contract. Therefore, our ARR growth in any given period may not result in a similar growth rate for revenue. Our revenue is also affected by the overall growth in our business and changes in our revenue mix of self-managed subscriptions and SaaS subscriptions. As a result, our year-over-year growth rates for total revenue may not be comparable due to changes in our revenue mix.

We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
The identity and access management market is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. We face competition from (1) legacy providers such as CA Technologies, IBM and Oracle, (2) cloud-only providers such as Okta, (3) companies that provide a subset of functionality across identity, access and governance such as Okta, Ping Identity (acquisition completed by affiliates of Thoma Bravo in October 2022), and SailPoint (acquisition completed by affiliates of Thoma Bravo in August 2022), and (4) homegrown solutions that are designed to solve a limited identity use case. We also compete with other companies that offer a broad array of IT solutions that compete in our market.
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
Our results of operations are likely to fluctuate and as a result may adversely affect the trading price of our Class A common stock.
Our quarterly and annual results of operations, including our key business metrics, are likely to vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results for any one quarter are not necessarily an accurate indication of future performance. Our financial results may fluctuate due to a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our financial results include:
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
•changes in Remaining Performance Obligations, due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter or average contract term, all of which may impact implied growth rates;
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
•expenses related to real estate, including our office leases, and other fixed expenses; and
•general economic conditions in domestic or international markets, including the economic impact of inflation, supply chain disruptions, competition, health epidemics and other outbreaks, such as COVID-19, and other geopolitical uncertainty and instability, such as the military conflict in Ukraine and related sanctions against Russia and Belarus, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions.
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
As a provider of identity and security solutions, we pose a potential attack vector for cyberattacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized access or activity and prevent or minimize security breaches and incidents, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks and other security breaches and incidents. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, and we and they may face difficulties or delays in identifying or otherwise responding to any potential security breach or incident. Additionally, our remediation efforts and other response to any potential security breach or incident may not be successful or timely. The military conflict in Ukraine may create additional risks of cyberattacks, and of security breaches and incidents.
Third parties may attempt to fraudulently induce employees, contractors, customers, or our customers’ users into disclosing sensitive information, such as user names, passwords, or other information or otherwise compromise the security of our internal networks, electronic systems, or physical facilities in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure, a loss of confidence in the security of our platform, interruptions, or malfunctions in our operations, account lock outs, and, ultimately, harm to our business, financial condition, and results of operations. With many of our employees and contractors working remotely, the risks of these types of compromise, and certain other security risks, may be heightened.
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

In addition, security breaches or incidents impacting our platform, including from ransomware, could result in a risk of loss or unauthorized disclosure or other processing of critical information, including personal data, or the denial of access to or other inability to access this information, which, in turn, could lead to enforcement actions, litigation, regulatory or governmental audits, investigations, inquiries, or other proceedings and possible significant liability, and increased requests by individuals regarding their personal data. Actual or perceived security breaches and incidents could also damage our relationships with and ability to attract customers and partners, and trigger service availability, indemnification, and other contractual obligations. Security breaches and incidents may also cause us to incur significant investigation, mitigation, remediation, notification and other expenses, including necessitating that we put in place additional measures designed to prevent further security breaches or incidents. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by security breaches and incidents. Furthermore, as a provider of identity and security solutions, any such breach or incident, including a breach of our customers’ systems, could compromise systems secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ systems, and the information stored on our or our customers’ systems could be improperly accessed, publicly disclosed, altered, lost, stolen, made unavailable, or otherwise processed, which could result in a loss of intellectual property and subject us to claims, demands, and litigation from private parties, as well as regulatory or governmental investigations and other proceedings, fines, penalties, and other liabilities, harm to our reputation and market position, and financial harm. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred in these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition, and results of operations. We also cannot ensure that any limitations of liability provisions in our customer agreements, contracts with third-party service providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim.
Any breach or incident, or any perceived breach or incident, of our systems, our customers’ systems, or other systems or networks secured by our products, whether or not any such breach or incident is due to a vulnerability in our platform, may also undermine confidence in our platform or our industry and result in damage to our reputation and brand, negative publicity, loss of partners, customers and sales, increased costs to remedy any problem, costly litigation, regulatory or governmental investigations, inquiries, or other proceedings, and other liability. In addition, a breach or violation of the security measures of one of our partners could result in the exfiltration of confidential corporate information or other data that may provide additional avenues of attack, and if a high profile security breach or incident occurs with respect to a comparable identity and access management provider, our customers and potential customers may lose trust in identity and access management providers generally, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could negatively impact market acceptance of our platform and our business, financial condition, and results of operations could be adversely affected.
Health epidemics and other outbreaks, such as COVID-19, have harmed and could continue to harm our business, financial condition, and results of operations.
Our business could be adversely impacted by the effects of possible health epidemics and other outbreaks. Such effects may include, for example:
•for certain enterprises, delaying or pausing digital transformation and expansion projects and negatively impacting IT spending, which has caused some potential customers to delay or forgo purchases of subscriptions for our platform and services and some existing customers to fail to renew subscriptions, reduce their usage or fail to expand their usage of our platform;
•restricting our sales operations and marketing efforts, reducing the effectiveness of such efforts in some cases and delaying or lengthening our sales cycles; and
•delaying the delivery of professional services and training to our customers.
Health epidemics and other outbreaks, such as COVID-19, may cause us to experience the foregoing challenges in our business in the future and could have other effects on our business, including disrupting our ability to develop new offerings and enhance existing offerings, market, and sell our products and conduct business activities generally.

We have in the past taken precautionary measures intended to reduce the risk of COVID-19 spreading to our employees, our customers and the communities in which we operate, and we may take similar measures for further health epidemics and other outbreaks as required by government entities or that we determine are in the best interests of our employees, customers, partners, and third-party service providers. In particular, governmental authorities have previously instituted shelter-in-place policies or other restrictions in many jurisdictions in which we operate, including in the San Francisco Bay Area where our headquarters is located, which policies required most of our employees to work remotely. These precautionary measures and policies could negatively impact product innovation and development and employee and organizational productivity, training, and collaboration, or otherwise disrupt our business operations. The further continuation of working remotely may expose us to increased risks of security breaches or incidents. We may need to enhance the security of our platform and offerings, our data, and our internal IT infrastructure, which may require additional resources and may not be successful.
The extent to which health epidemics and other outbreaks, such as COVID-19 may impact our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted. To the extent a health epidemic adversely affects our business, financial condition, and results of operations, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We have historically generated a substantial portion of our revenue outside the United States. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful. Additionally, our international sales and operations are subject to a number of risks, including the following:
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
We believe that our corporate culture has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested substantial time and resources in building our team and we expect to continue to hire as we expand, including with respect to our international operations. As we grow our business, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively execute on our business strategy.
We depend on our management team and other highly skilled personnel, and we may fail to attract, retain, motivate, or integrate highly skilled personnel, which could adversely affect our business, financial condition, and results of operations.
We depend on the continued contributions of our management team, key employees, and other highly skilled personnel. Our management team and key employees are at-will employees, which means they may terminate their relationship with us at any time. The loss of the services of any of our key personnel or delays in hiring required personnel, particularly within our research and development and engineering teams, could adversely affect our business, financial condition, and results of operations.Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is high, and the industry in which we operate has in the past been characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training or motivating qualified personnel to fulfill our current or future needs. Competitors for technical talent increasingly seek to hire our employees, and the increased availability of work-from-home arrangements, accelerated by the COVID-19 pandemic, has both intensified and expanded competition while also reducing regional salary differences. In addition, changes in immigration policies may further limit the pool of available talent and impair our ability to recruit and hire technical and professional talent. We have intensified our efforts to recruit and retain talent. These efforts have increased our expenses, and they may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management and may divert our resources. To help attract, retain, and motivate qualified employees, we use stock-based awards, such as RSUs, and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our stock-based awards. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees can be weakened, which could harm our results of operations. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition, and results of operations could be adversely affected.
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
In September 2021, we entered into our Amended and Restated Loan Agreement that provides for senior secured credit consisting of term loans. As of December 31, 2022, the aggregate principal amount of our outstanding indebtedness under our Amended and Restated Loan Agreement was $40.0 million and no further amounts are available to be drawn at this time. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. Our indebtedness could adversely impact us. For example, these obligations could, among other things:
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Sarbanes-Oxley Act, and the listing standards of NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We may in the future discover weaknesses in our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. All control systems have inherent limitations, and, accordingly, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NYSE.
Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.
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
These conditions could make it extremely difficult for our customers and us to forecast and plan future business activities accurately and could cause our customers to reevaluate their decision to purchase access to our platform, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. These conditions could also cause our customers to reduce their spend, or duration of, their contracts with us, or request concessions including extended payment terms or better pricing. Further, during challenging economic times, our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our results of operations.
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
California has enacted the CCPA, which took effect on January 1, 2020 and established a new privacy framework for covered businesses such as ours, which may require us to modify our data processing practices and policies and incur compliance-related costs and expenses. The CCPA broadly defines personal information and gives California residents expanded privacy rights and protections, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their CCPA rights. The CCPA provides for severe civil penalties and statutory damages for violations and a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights Act of 2020, or CPRA. Effective in most material respects as of January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA. The effects of the CPRA, the CCPA, other similar state or federal laws, and other future changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant, may require us to modify our data processing practices and policies, and could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation.
Other state legislatures are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business, and many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which took effect on January 1, 2023; in June 2021, Colorado enacted the Colorado Privacy Act, or CPA, which becomes effective on July 1, 2023; in March 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which becomes effective on December 31, 2023; and in May 2022, Connecticut enacted the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, or CPOMA, which takes effect on December 31, 2023. The CDPA, CPA, UCPA, and CPOMA are comprehensive privacy statutes that share similarities with the CCPA, the CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. Laws in all 50 states require businesses to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state or international laws or regulations relating to privacy, data protection or information security, our ability to successfully operate our business and pursue our business goals could be harmed. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations may require us to modify our data processing practices and policies, and could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
Internationally, many jurisdictions have established their own legal frameworks governing privacy, data protection, and information security with which we may need to comply. For example, the European Union has adopted the GDPR, which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects about how their personal data is to be used, imposes limitations on retention of information, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, or the EEA, including the United States. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EEA to the United States, called the EU-U.S. Privacy Shield, but the EU-U.S. Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU, or CJEU. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. The standard contractual clauses issued by the European Commission for the transfer of personal data, or the SCCs, a potential alternative to the EU-U.S. Privacy Shield, also have been drawn into question for use under certain circumstances, and regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the SCCs. In its decision invalidating the EU-U.S. Privacy Shield, the CJEU imposed additional obligations on companies when relying on the SCCs to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the EEA and Switzerland to the U.S. On June 4, 2021, the European Commission published new SCCs that are required to be implemented, and it remains to be seen whether additional means for lawful data transfers will become available. The revised SCCs, recommendations and opinions of regulators, and other developments relating to cross-border data transfer, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland, which may increase compliance and related costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition, and results of operations. Fines for noncompliance with the GDPR are significant and can be up to the greater of €20.0 million or 4% of annual global turnover. The GDPR also provides that EU member states may introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately having an adverse impact on our business, financial condition, and results of operations.
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
In the ordinary course of business, we may be involved in various litigation matters, including but not limited to commercial disputes, employee claims and class actions, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Any claims asserted against us, regardless of merit or eventual outcome, could harm our reputation and have an adverse impact on our relationship with our customers, partners and other third parties and could lead to additional related claims. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation and cause us to expend resources in our defense. Furthermore, there is no guarantee that we will be successful in defending ourselves in future litigation or similar matters under various laws. If judgments or settlements in any future litigation or investigation significantly exceed our insurance coverage, our business, financial condition, and results of operations could be adversely affected. For more information, see the section titled “Legal Proceedings” below.
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
A portion of our revenue is generated from sales to governmental entities, and we have made, and may continue to make, investments to support future sales opportunities in the government sector. We estimate that we generated approximately 18% and 19% of our revenue from government entities for the years ended December 31, 2022 and 2021, respectively. Government demand for our platform and offerings could be impacted by budgetary cycles, and there may be governmental certification requirements for our platform. Further, we may be subject to audits and investigations regarding our governmental contracts, and any violations could result in penalties and sanctions, including termination of the contract, refunding or forfeiting payments, fines and suspension or disbarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing, termination rights tied to funding availability, or are otherwise time consuming and expensive to satisfy. Government entities may also have statutory, contractual, or other legal rights to terminate contracts with our partners for convenience, for lack of funding, or due to a default, and any such termination may adversely impact our results of operations. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet such special standards, the additional costs associated with providing our platform and offerings to government entities could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our platform to them and to grow or maintain our customer base. If we are unable to manage the risks related to contracting with government entities, our business, financial condition, and results of operations could be adversely affected.
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
Changes in global and U.S. tax legislation may give rise to potentially harmful tax consequences.
There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organization for Economic Co-operation and Development, or OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD is advancing two proposals—Pillar One and Pillar Two—that revise the allocation of revenues to market jurisdiction based on customer jurisdiction rather than physical presence of the provider and ensure a minimal level of taxation, respectively. Further, certain countries have implemented or are considering implementing measures such as a digital services tax, or a minimum tax on gross income. The U.S. administration continues to discuss changes to the U.S. Internal Revenue Code that, if enacted, could materially impact our U.S. tax liability in future years. Additionally, further regulatory or legislative developments may also arise from the recently enacted Inflation Reduction Act of 2022. These measures and corresponding tariffs in response to such measures create additional tax liabilities and uncertainty. As a result, we may have to pay higher taxes in countries where such rules are applicable.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits and interest deduction carryover, to offset its post-change income may be limited. Any ownership change in the future could result in increased future tax liability. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The impact of any limitations that may be imposed due to such ownership changes has not been determined as of December 31, 2022.
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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the NYSE. The Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition, and results of operations. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business, financial condition, and results of operations have become and will continue to become more visible, which may result in threatened or actual litigation, including by competitors.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate over 60% of the combined voting power of our Class A common stock and Class B common stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of (i) the 7th anniversary of the filing and effectiveness of our amended and restated certificate of incorporation, (ii) when the outstanding shares of our Class B common stock represent less than 5% of the combined voting power of our outstanding Class A common stock and Class B common stock, and (iii) the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of shares of our Class B common stock generally result in those shares converting to Class A common stock, subject to limited exceptions, including but not limited to, transfers effected for estate planning purposes, to the extent the transferor retains voting power over the shares, and transfers among affiliates, to the extent the transferee continues to remain an affiliate. Shares of Class B common stock held by natural persons automatically convert into shares of Class A common stock upon the death or disability of the holder. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long-term.

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

Recently, the stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility, including as a result of inflationary pressures, economic uncertainties, the COVID-19 pandemic, interest rate increases and broader global macroeconomic uncertainties. Furthermore, the market price of our Class A common stock may be adversely affected by third parties trying to drive down the price of our Class A common stock. Short sellers and others, some of whom post anonymously on social media, can negatively affect the market price of our Class A common stock and may be positioned to profit if the market price of our Class A common stock declines. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our operating performance.
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
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Additionally, our ability to pay cash dividends on our common stock is limited by restrictions under the terms of our Amended and Restated Loan Agreement and the Merger Agreement. As a result, stockholders must rely on sales of their common stock after price appreciation, if any, as the only way to realize any future gains on their investment in our Class A common stock.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are in San Francisco, California, where we lease approximately 17,000 square feet of office space as of December 31, 2022. We also have domestic offices in Texas and international offices in France, United Kingdom and Singapore.
We lease all of our facilities. We believe that our facilities are adequate for our current needs and anticipate that suitable additional space will be readily available to accommodate any foreseeable expansion of our operations.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. Other than the litigation described below, we are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material and adverse effect on our business, financial condition or results of operations. Future litigation may be necessary to defend ourselves, our partners and our customers, to determine the scope, enforceability, and validity of third-party intellectual property or proprietary rights or to establish and protect our intellectual property or proprietary rights. The results of any current or future litigation cannot be predicted with certainty and there can be no assurances that favorable outcomes will be obtained, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management attention and resources and other factors.
The following briefly describes legal proceedings and claims involving the Company.
Litigation Challenging the Merger
On November 28, 2022, a purported stockholder of the Company filed an action captioned Ryan O’Dell v. ForgeRock, Inc., et al., Case No. 22-cv-10077 (the “O’Dell Action”), in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, alleging violations of Sections 14(a) and 20(a) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”). The O’Dell Action generally alleged that the Company’s definitive proxy statement filed in connection with the proposed acquisition of the Company by Thoma Bravo contained materially misleading disclosures and had material omissions. The O’Dell Action sought, among other things, to enjoin the proposed acquisition, unspecified compensatory damages, and attorneys’ fees. The O’Dell Action was voluntarily dismissed with prejudice on January 17, 2023.
On December 13, 2022, a purported stockholder of the Company filed an action captioned Joseph Post v. ForgeRock, Inc., et al., Case No. 22-cv-10516 (the “Post Action”), in the U.S. District Court for the Southern District of New York and, on December 14, 2022, another purported stockholder of the Company filed an action captioned Matthew Jones v. ForgeRock, Inc., et al., Case No. 22-cv-01589 (the “Jones Action” and, collectively, with the O’Dell Action and the Post Action, the “Actions”), in the U.S. District Court for the District of Delaware, against the Company and certain of its current officers and directors, alleging violations of Sections 14(a) and 20(a) of the Exchange Act. The allegations and remedies sought in the Post Action and Jones Action are substantially similar to those in the O’Dell Action. The Jones Action was voluntarily dismissed on February 14, 2023.The Company believes the Actions are without merit and intends to defend against the one remaining action, the Post Action, vigorously.
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
Holders of Record
As of December 31, 2022, we had 45 holders of record of our Class A common stock and 71 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held by banks, brokers, other financial institutions and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by (i) covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, as amended (the “A&R Loan Agreement”); and (ii) forbearance covenants incurred under the Merger Agreement.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to the definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Stock Performance Graph
The following performance graph and related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing. The following graph and related information shows a comparison of the cumulative total return for our common stock, Standard & Poor’s 500 Index (“S&P 500 Index”) and Standard & Poor’s 500 Information Technology Index (“S&P 500 IT Index”) between September 16, 2021 (the date our common stock commenced trading on the NYSE) through December 31, 2022. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Cumulative Total Returns
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
9/16/2021
9/30/2021
10/29/2021
11/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
ForgeRock
S&P 500 Index
S&P 500 Information Technology Index

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
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 17, 2021 pursuant to Rule 424(b)(4), subject to certain contractual restrictions set forth in the Merger Agreement. See the section titled “Risk Factors — Risks Related to the Proposed Merger” for additional information on such contractual obligations.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal years ended December 31, 2022 and 2021 are referred to herein as 2022 and 2021, respectively. We have omitted the financial results for the fiscal year ended December 31, 2020 where it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 9, 2022, which discussion is hereby incorporated by reference herein.
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
Our platform is purpose-built for the enterprise and provides mission-critical capabilities, including performance and scale, rich identity functionality, deployment flexibility, and extensive integration and interoperability. Our platform includes a full suite of identity functionality across Customer Identity Access Management (CIAM), Access Management (AM), Identity Governance Administration (IGA), and Autonomous Identity and Access, and a differentiated identity object modeling approach that supports all identity types. We enable enterprises to rapidly integrate and secure thousands of applications across types, deployments, and operating environments such as SaaS, mobile, microservices, web, and legacy, running in public and private cloud, and on-premise. Together, these deep capabilities enable us to provide enterprises with a single view of all their identities in one unified platform and position us as a leader in digital identity for the enterprise market.
We Generate Substantially All of Our Revenue From Subscriptions
Our revenue includes recurring revenue from term licenses, SaaS, and maintenance and support (which we refer to collectively as our subscription revenue). We generate substantially all of our revenue from the sale of subscriptions (which excludes perpetual licenses), which accounted for 95% and 96% of our total revenue in 2022 and 2021, respectively. We have significantly reduced our percentage of revenue from perpetual licenses to approximately 1% of our total revenue in 2022 and 2021. The remainder of our revenue is from professional services, which represented 5% and 3% of our total revenue in 2022 and 2021, respectively. We enable our customers to choose how they want to deploy our software in their heterogeneous environments, including self-managed environments such as public and private cloud environments, and through our SaaS offering, ForgeRock Identity Cloud, or a combination of both. Our subscription contracts are typically non-cancelable and non-refundable, and are largely billed annually upfront. Our weighted average new subscription term from new and existing customers in 2022 and 2021 was 33 months. Our pricing is generally based on the deployment method (SaaS or self-managed), products purchased, identity type (consumer, workforce, or IoT and services), and number of identities managed.
We Focus on Global Enterprises and Large Organizations, Who are Prioritizing Investments in Identity

Our go-to-market strategy is primarily focused on selling to large global enterprises, who are consistently investing in identity as a top priority. We focus our sales efforts on decision makers with a purview across the enterprise such as Chief Information Officers, or CIOs, Chief Information Security Officers, or CISOs, Chief Digital Officers, or CDOs, and Chief Technology Officers, or CTOs. We are also increasing our focus on line-of-business owners and developers as core stakeholders. We have been operating globally since our founding and 44% of our revenue in 2022 was generated from customers located in Europe, the Middle East and Africa, or EMEA, and the Asia-Pacific, or APAC, region, demonstrating the global demand for our offerings. Our customers are based in more than 50 countries and across a diverse set of industries such as financial services, public sector, technology, telecom and media, medical, services, retail, and manufacturing. Many of our customers are recognized as leaders in their respective industries or public sectors.

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
We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. As of December 31, 2022 and 2021, we had 449 and 394 large customers with $100,000 of ARR or greater, respectively, representing 93% and 90% of our total ARR as of such dates. No single customer accounted for more than 4% of our total ARR in 2022 and 3% of our total ARR in 2021 and 2020. No single customer accounted for more than 10% of our total revenue in 2022, 2021 and 2020.
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
Our Business Has Experienced Strong Growth
We have experienced strong growth from a combination of internal drivers and external drivers. Internal drivers include the continuous innovation of our platform, resulting in new technology, products and deployment offerings, a loyal customer base that continues to increase their spend with us over time, and the acquisition of new customers. For example, we have developed and released our SaaS offering (ForgeRock Identity Cloud), Autonomous Identity and Access in the past two years and both new and existing customers have adopted these offerings. Our effective go-to-market model has also been a driver of our growth, aided by recent leadership recognition by industry analysts. We believe external drivers such as the increasing importance of identity to enterprises, identity being a key enabler of digital transformation, the growing cyber threat landscape and constantly evolving regulatory and compliance requirements are also driving our growth.
In 2022 and 2021 our ARR was $229.6 million and $183.1 million, respectively, representing a year-over-year growth rate of 25%. We generate substantially all of our revenue from subscriptions, with 95% and 96% of our total revenue coming from subscriptions in 2022 and 2021, respectively. In 2022 and 2021 our total revenue was $217.5 million and $176.9 million, respectively, representing a year-over-year growth rate of 23%. In the same periods, we incurred net losses of $66.3 million and $47.8 million, respectively.

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
Completion of the Merger remains subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) the absence of any order issued by any governmental entity of competent jurisdiction or any law applicable to the merger that, in each case, prevents, materially restrains, or materially impairs the consummation of the Merger; and (ii) the expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act, and the absence of any agreement with any governmental authority not to consummate the Merger.
On December 22, 2022, ForgeRock and Parent each received a Second Request from the DOJ in connection with the DOJ’s review of the Merger. The issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both ForgeRock and Parent have substantially complied with the Second Request.
On January 12, 2023, we received approval of the Merger Agreement by the affirmative vote of ForgeRock’s stockholders holding a majority of the outstanding voting power of ForgeRock’s common stock.
ForgeRock and entities affiliated with Thoma Bravo have entered into the Timing Agreement with the DOJ in connection with the Merger and the Second Request. Under the Timing Agreement, ForgeRock and Thoma Bravo have agreed that they will certify compliance with the Second Request no earlier than May 1, 2023, and will not consummate the Merger less than 75 days after compliance with the Second Request. The Timing Agreement does not prevent ForgeRock and Thoma Bravo from consummating the Merger sooner if the DOJ closes its investigation of the Merger before that date. The expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act (and the absence of any agreement with any governmental authority not to consummate the Merger) is the only remaining approval or regulatory condition required to consummate the closing of the Merger under the Merger Agreement.
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

Innovating and Advancing Our Platform
We intend to continue to invest in our research and development to extend the capabilities of our digital identity platform. Our investments in research and development drive core technology innovation and bring new products to market. We intend to continue to enhance our platform by developing new products and expanding the functionality of existing products to maintain our technology leadership. For example, since the beginning of 2019, we released ForgeRock Identity Governance, ForgeRock Identity Cloud, and Autonomous Identity and Access. We have also strengthened our Trust Network of ecosystem partners that bring leading-edge authentication, biometrics, digital identity proofing, risk management, and other complementary technologies.
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

The following chart sets forth our ARR as of the end of our last two years:

	As of December 31,		Change
	2022	2021	Amount	Percent
	(dollars in thousands)
ARR	$229,600	$183,100	$46,500	25%
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
The following table sets forth our Net Retention Rate as of the end of our last two years:

	As of December 31,
	2022	2021	Change

Dollar-Based Net Retention Rate	113%	112%	1%
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
The following table sets forth our large customers as of the end of our last two years:

	As of December 31,		Change
	2022	2021	Amount	Percent

Large Customers	449	394	55	14%

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
A reconciliation of Non-GAAP gross profit to GAAP gross profit, and non-GAAP gross margin to GAAP gross margin, is as follows:

	Year ended December 31,
	2022	2021
	(dollars in thousands)
Gross Profit	$177,972	$144,005
Add: Stock-based compensation included in cost of revenue	2,852	617
Non-GAAP gross profit	$180,824	$144,622
Gross margin	82%	81%
Non-GAAP gross margin	83%	82%

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

A reconciliation of non-GAAP operating loss and non-GAAP operating margin to GAAP operating loss and GAAP operating margin, the most directly comparable GAAP measures, is as follows:

	Year ended December 31,
	2022	2021
	(dollars in thousands)
Operating loss	$(66,556)	$(28,441)
Add: Stock-based compensation expense	32,760	10,666
Add: Acquisition-related costs	6,173	—
Non-GAAP operating loss	$(27,623)	$(17,775)
Operating margin	(31%)	(16%)
Non-GAAP operating margin	(13%)	(10%)
Adjusted EBITDA
We define Adjusted EBITDA as operating loss, adjusted for depreciation, stock-based compensation expense and acquisition-related costs.

A reconciliation of Adjusted EBITDA to operating loss, the most directly comparable GAAP measure, is as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
Operating loss	$(66,556)	$(28,441)
Add: Depreciation	1,064	1,061
Add: Stock-based compensation	32,760	10,666
Add: Acquisition-related costs	6,173	—
Adjusted EBITDA	$(26,559)	$(16,714)
Free Cash Flow
We define free cash flow as net cash used in operating activities less cash used for purchases of property and equipment.
A reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, is as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(45,006)	$(36,783)
Purchases of property and equipment	(1,619)	(1,113)
Free cash flow	$(46,625)	$(37,896)
Net cash provided by (used in) investing activities	$30,012	$(244,446)
Net cash provided by financing activities	15,899	310,512
Cash paid for interest	3,244	3,629

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
Perpetual Licenses. We also sell perpetual licenses to our self-managed solutions. Revenue from our perpetual licenses is recognized when the software is delivered or made available to the customer. Perpetual license revenue decreased by $(1.2) million, or (70)%, in 2022 compared to 2021. In both 2022 and 2021, revenue from perpetual licenses represented less than 1% of our total revenue. This reflects a shift by our customers away from purchasing perpetual licenses in favor of subscription term licenses or SaaS subscriptions. We do not expect perpetual license revenue to be material in future periods.
Subscriptions and perpetual licenses revenue represented approximately 95% and 97% of our total revenue in 2022 and 2021, respectively. We expect that substantially all our revenue will be generated from subscriptions for the foreseeable future. Our subscriptions revenue may fluctuate due to the timing and relative mix between revenue from subscription term licenses and subscription SaaS, support & maintenance. Over time, we expect a greater percentage of our subscriptions and perpetual licenses revenue will come from our ForgeRock Identity Cloud offering. This will have a negative impact on our near-term revenue growth as SaaS subscription revenue is recognized ratably.
Professional Services. Professional services consist primarily of fees from professional services provided to our customers and partners to configure and optimize the use of our solutions, as well as training services or subscription related to the configuration and operation of our solutions. Our professional services are generally priced on a time and materials or fixed package basis and is generally invoiced upfront. Revenue from professional services is recognized as the service hours are used or milestones are achieved. Revenue from our training services is recognized on the date the services are completed. Revenue from training subscription is recognized ratably over the term of the subscription.
Revenue from professional services represented 5% and 3% of our total revenue in 2022 and 2021, respectively. We expect our professional services revenue to increase in absolute dollars as our business continues to grow, but we do not expect professional services revenue to fluctuate significantly as a percentage of total revenue over time.
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

Cost of Revenue
Subscriptions and Perpetual Licenses. Subscriptions and perpetual licenses cost of revenue consists of personnel costs, including salaries, bonuses, and benefits, as well as stock-based compensation, for employees associated with our subscription offerings and customer support, allocated overhead costs, and third-party costs, including cloud infrastructure costs and other expenses directly associated with our customer support. We expect our subscriptions and perpetual licenses cost of revenue to increase in absolute dollars to the extent our subscriptions revenue increases. As a percentage of revenue, we expect subscriptions and perpetual licenses cost of revenue to increase as a percentage of total revenue in the near term as we grow our SaaS subscription business, but to decrease as a percentage of our total revenue over the long-term as our SaaS subscription revenue grows.
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
Research and Development. Research and development expenses primarily consist of personnel costs, outside consultants, and overhead. We focus our research and development efforts on developing new solutions, core technologies, and to further enhance the functionality, reliability, performance and flexibility of existing solutions. We expect our research and development expenses will increase in absolute dollars as our business grows. However, we expect our research and development expenses will decrease as a percentage of total revenue over the long-term, although they may fluctuate as a percentage of total revenue from period-to-period depending on the timing of expenses.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs, costs of general marketing and promotional activities, travel-related expenses, and overhead. Certain sales commissions earned by our sales force on subscription contracts are deferred and amortized over the period of benefit which is generally four to five years. We expect to continue to invest in our sales force domestically and internationally, as well as in our channel relationships. We expect our sales and marketing expenses to increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future. However, we expect our sales and marketing expenses will decrease as a percentage of total revenue over the long-term, although they may fluctuate as a percentage of total revenue from period-to-period depending on the timing of expenses.

General and Administrative. General and administrative expenses consist primarily of personnel costs associated with our executive, human resource, legal, facilities, accounting and finance, information security, and information technology departments. In addition, general and administrative expenses include third-party professional fees and overhead. We expect that our general and administrative expenses will increase in absolute dollars as our business grows. Our general and administrative expenses have increased as a result of, among other things, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, including regarding internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and increased expenses for insurance, investor relations and professional services. However, we expect that our general and administrative expenses will decrease as a percentage of total revenue over the long-term, although they may fluctuate as a percentage of total revenue from period-to-period depending on the timing of expenses.
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

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Year ended December 31,
	2022	2021
	(in thousands)
Revenue:
Subscription term licenses	$87,292	$84,611
Subscription SaaS, support & maintenance	119,003	85,434
Perpetual licenses	515	1,695
Total subscriptions and perpetual licenses	206,810	171,740
Professional services	10,702	5,193
Total revenue	217,512	176,933
Cost of revenue:
Subscriptions and perpetual licenses	27,768	17,535
Professional services	11,772	15,393
Total cost of revenue	39,540	32,928
Gross profit	177,972	144,005
Operating expenses:
Research and development	61,837	43,497
Sales and marketing	118,794	88,620
General and administrative	57,724	40,329
Acquisition-related costs	6,173	—
Total operating expenses	244,528	172,446
Operating loss	(66,556)	(28,441)
Foreign currency gain (loss)	2,568	(3,819)
Fair value adjustment on warrants and preferred stock tranche option	—	(10,068)
Interest expense	(3,577)	(4,516)
Other income (expense), net	2,971	(40)
Interest and other expense, net	1,962	(18,443)
Loss before income taxes	(64,594)	(46,884)
Provision for income taxes	1,678	884
Net loss	$(66,272)	$(47,768)
(1) Includes stock-based compensation expense as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
Cost of revenue	$2,852	$617
Research and development	6,738	1,924
Sales and marketing	12,044	3,495
General and administrative	11,126	4,630
Total stock-based compensation	$32,760	$10,666

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Year ended December 31,
	2022	2021
Revenue:
Subscription term licenses	40%	48%
Subscription SaaS, support & maintenance	55%	48%
Perpetual licenses	0%	1%
Total subscriptions and perpetual licenses	95%	97%
Professional services	5%	3%
Total revenue	100%	100%
Cost of revenue:
Subscriptions and perpetual licenses	13%	10%
Professional services	5%	9%
Total cost of revenue	18%	19%
Gross profit	82%	81%
Operating expenses:
Research and development	28%	25%
Sales and marketing	55%	50%
General and administrative	27%	23%
Acquisition-related costs	3%	—%
Total operating expenses	113%	98%
Operating loss	(31)%	(17)%
Foreign currency gain (loss)	1%	(2)%
Fair value adjustment on warrants and preferred stock tranche option	—%	(6)%
Interest expense	(2)%	(3)%
Other income (expense), net	1%	0%
Interest and other expense, net	0%	(11)%
Loss before income taxes	(31)%	(28)%
Provision for income taxes	1%	0%
Net loss	(32)%	(28)%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue	Year ended December 31,		Change
	2022	2021	Amount	Percent
	(dollars in thousands)
Revenue:
Subscription term licenses	$87,292	$84,611	$2,681	3%
Subscription SaaS, support & maintenance	119,003	85,434	33,569	39%
Perpetual licenses	515	1,695	(1,180)	(70)%
Total subscriptions and perpetual licenses	206,810	171,740	35,070	20%
Professional services	10,702	5,193	5,509	106%
Total revenue	$217,512	$176,933	$40,579	23%
Total revenue increased by $40.6 million, or 23%, in 2022 compared to 2021.
Subscriptions and perpetual licenses revenue increased by $35.1 million, or 20%, in 2022 compared to 2021. Subscription term licenses revenue increased by $2.7 million, or 3%, in 2022 compared to 2021. Subscription SaaS, support & maintenance revenue increased by $33.6 million, or 39%, in 2022 compared to 2021. The increases in subscription term licenses and subscription SaaS, support & maintenance revenue were driven by the addition of new customers as well as an increase in identities, use cases, product modules, and deployments from existing customers. SaaS, support and maintenance revenue increased due to the steady growth of the installment base, as well as the increased adoption of our SaaS offerings.

Professional services revenue increased by $5.5 million, or 106%, in 2022 compared to 2021. There was an increase in the service activity for cloud onboarding and self-managed software in 2022 compared to the prior year.

Cost of Revenue, Gross Profit and Gross Margin	Year ended December 31,		Change
	2022	2021	Amount	Percent
	(dollars in thousands)
Cost of revenue:
Subscriptions and perpetual licenses	$27,768	$17,535	$10,233	58%
Professional services	11,772	15,393	(3,621)	(24)%
Total cost of revenue	$39,540	$32,928	$6,612	20%
Gross margin:
Subscriptions and perpetual licenses	87%	90%
Professional services	(10)%	(196)%
Total gross margin	82%	81%
Cost of revenue increased by $6.6 million, or 20%, in 2022 compared to 2021. Subscriptions and perpetual licenses cost of revenue increased by $10.2 million, or 58% in 2022 compared to 2021, primarily due to a 22% increase in headcount and related personnel costs, which includes $1.7 million of stock-based compensation expense. The increase in headcount supports the growth of our offerings, ongoing maintenance for our expanding customer base and our investment in cloud infrastructure costs for our ForgeRock Identity Cloud offering. An increase in Google Cloud expenses of $2.4 million is driven by an increase in the number of customers using the Company’s SaaS offering on Google’s platform. Professional services cost of revenue decreased by $3.6 million, or 24%, in 2022 compared to 2021, primarily due to a decrease of $1.3 million in payroll costs for certain employees whose nature of work has evolved from directly supporting customers to now being directly aligned with our Sales & Marketing efforts around customer renewals and churn mitigation.
Gross margin for subscriptions and perpetual licenses was 87% compared to 90% in 2022 and 2021, respectively. The decrease in gross margin for subscriptions and perpetual licenses was due to investments to support the anticipated growth in new customers. While our gross margins for subscription and perpetual licenses revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to stabilize over the long-term as we achieve additional economies of scale. Gross margin for professional services increased to (10)% in 2022 from (196)% in 2021. The improvement in gross margin for professional services was primarily due to an increase in revenue from professional services delivery.

Operating expenses	Year ended December 31,		Change
	2022	2021	Amount	Percent
	(dollars in thousands)
Operating expenses:
Research and development	$61,837	$43,497	$18,340	42%
Sales and marketing	118,794	88,620	30,174	34%
General and administrative	57,724	40,329	17,395	43%
Acquisition-related costs	6,173	—	6,173	100%
Total operating expenses	$244,528	$172,446	$72,082	42%
Research and development. Research and development expenses increased $18.3 million, or 42%, in 2022 compared to 2021. The increase was primarily due to an increase of $12.0 million in personnel costs related to higher headcount to support our continued research and development efforts in enhancing our offerings, including $4.8 million in stock-based compensation expense. Other increases include a $2.6 million increase in IT outsourcing costs related to our cloud strategy and a $2.1 million increase in professional fees.
Sales and marketing. Sales and marketing expenses increased $30.2 million, or 34%, in 2022 compared to 2021. The increase was primarily due to an increase of $21.8 million in personnel costs, including $8.5 million in stock-based compensation expense related to the expansion of our sales force and our marketing department. Additionally, there was also a $1.9 million increase in marketing costs as we increase awareness campaigns. Moreover, there was a $3.7 million increase in travel-related expenses due to the easing of COVID-19 pandemic travel restrictions.

General and administrative. General and administrative expenses increased $17.4 million, or 43%, in 2022 compared to 2021. The increase was primarily due to an increase of $10.0 million in personnel costs, including $6.5 million in stock-based compensation expense due to a higher headcount. There was also a $6.3 million increase in third-party professional fees, insurance and related costs of becoming a public company.
Acquisition-related costs. Acquisition-related costs increased by $6.2 million in 2022 compared to 2021. The increase was related to accruals of professional service and legal fees related to the proposed acquisition of the Company by Thoma Bravo.

Interest and other expense, net	Year ended December 31,		Change
	2022	2021	Amount	Percent
	(dollars in thousands)
Interest and other expense, net:
Foreign currency (loss) gain	$2,568	$(3,819)	$6,387	(167)%
Fair value adjustment on warrants and preferred stock tranche option	—	(10,068)	10,068	(100)%
Interest expense	(3,577)	(4,516)	939	(21)%
Other, net	2,971	(40)	3,011	(7528)%
Total interest and other expense, net	$1,962	$(18,443)	$20,405	(111)%
Interest and other expense, net, decreased $20.4 million, or (111)%, in 2022 compared to 2021.
We recorded a net foreign currency gain of $2.6 million in 2022 compared to a net foreign currency loss of $3.8 million in 2021, primarily due to fluctuations in foreign currency remeasurement on intercompany balances denominated in Norwegian krone, Euros and the British pound. On September, 30, 2021, we reclassified certain intercompany balances considered long-term in nature. Accordingly, foreign currency remeasurement gains and losses related to these balances are being reported in the accumulated other comprehensive income in stockholders’ equity (deficit) on the consolidated balance sheet effective October 1, 2021.
In 2022, we did not record a fair value mark-to-market adjustment, compared to an adjustment of $(10.1) million in 2021 relating to a preferred stock tranche option to purchase Series E-1 preferred shares held by one of our Series E preferred stock investors totaling $4.2 million and certain outstanding warrants of $5.9 million. The option was exercised in April 2021 and certain warrants were exercised in September 2021.
Interest expense decreased by $0.9 million in 2022 compared to 2021, due to lower interest rates under our debt agreements as amended, effective September 16, 2021.
Other, net increased by $3.0 million primarily due to an increase in interest income from higher average investment balances due to the proceeds from the IPO and higher returns on investments as a result of rising interest rates.
Provision For Income Taxes
In 2022, we recorded a provision for income taxes of $1.7 million and $0.9 million in 2022 and 2021, respectively. In 2022 and 2021, the federal statutory income tax rate of 21% differs from the effective tax rate primarily due to the valuation allowance against related deferred taxes. Our valuation allowance was $91.3 million and $65.4 million as of December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources
As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments of $336.1 million, which were held for working capital purposes. In September 2021 and April 2021, we received $295.7 million and $20.0 million, respectively, of net cash proceeds from the IPO and exercise of a preferred stock tranche option that was exercised by one of our investors. Our cash equivalents were comprised primarily of money market funds and our short-term investments were comprised of marketable securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
In September 2021, we executed an amendment to the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, or the amended “A&R Loan Agreement”. The amended A&R Loan Agreement became effective once the registration statement in connection with the initial public offering was declared effective on September 16, 2021. The key provisions of the amendment include: (1) a covenant requiring the maintenance of a $20.0 million cash balance, (2) change in the interest rate for outstanding term loan to be eight percent (8.00%) per annum on the existing loans, (3) extension of the maturity dates by twenty-four months, (4) change in the prepayment penalties and (5) and a change in the prepayment premium. The principal will be due at the end of the term of the respective advance. As of December 31, 2022, the balance outstanding under our term loan facility was $40.0 million and is included in long-term debt on our consolidated balance sheet, with the first principal repayment of $30.0 million due in 2025.
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
A significant majority of our customers pay in advance for their subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2022, we had deferred revenue of $83.3 million, of which $82.0 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, information technology operations and marketing events. Total noncancelable purchase commitments as of December 31, 2022 were approximately $50.9 million through December 31, 2024 of which $25.9 million are due in the year ending December 31, 2023.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(45,006)	$(36,783)
Cash used provided by (used in) investing activities	30,012	(244,446)
Cash provided by financing activities	15,899	310,512
Effects of changes in foreign currency exchange rates on cash and cash equivalents	1,982	(888)
Net increase in cash, cash equivalents and restricted cash	$2,887	$28,395
Operating activities
Our largest source of operating cash is cash collections from our customers for subscription, support and maintenance services. Our primary uses of cash from operating activities are for employee-related expenditures, research, development, marketing expenses and third-party hosting costs. Historically, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of equity securities and term loans.
During the twelve months ended December 31, 2022 cash used in operating activities was $(45.0) million primarily due to our net loss of $(66.3) million and net cash outflows of $(28.5) million used in our operating assets and liabilities. Non-cash charges primarily consisted of amortization of deferred commissions of $15.2 million driven by the timing of revenue recognition, and stock-based compensation of $32.8 million. The primary drivers of the changes in operating assets and liabilities related to a change in deferred commissions of $(21.5) million driven by the timing of commission payments, a $(5.1) million change in contract and other non-current assets due to the issuance of invoices and timing of revenue recognition, a $(13.4) million change in accounts receivable, a $7.4 million change in accrued expenses and other liabilities due to the timing of cash disbursements and a $5.6 million change in deferred revenue.
During the twelve months ended December 31, 2021 cash used in operating activities was $(36.8) million primarily due to our net loss of $(47.8) million and net cash outflows of $(31.3) million used in our operating assets and liabilities. Non-cash charges primarily consisted of amortization of deferred commissions of $14.0 million driven by the timing of revenue recognition, and stock-based compensation of $10.7 million. The primary drivers of the changes in operating assets and liabilities related to a change in deferred commissions of $(23.3) million driven by the timing of commission payments, a $(10.5) million change in contract and other non-current assets due to the issuance of invoices and timing of revenue recognition, a $(20.7) million change in accounts receivable, a $10.9 million change in accrued expenses and other liabilities due to the timing of cash disbursements and a $20.0 million change in deferred revenue.

Investing activities
Net cash provided by investing activities during the twelve months ended December 31, 2022 of $30.0 million was primarily attributable to maturities of short-term investments of $158.6 million and sales of short-term investments of $39.4 million and partially offset by purchases of short-term investments of $166.4 million and purchases of property and equipment of $1.6 million.
Net cash used in investing activities during the twelve months ended December 31, 2021 of $(244.4) million was primarily attributable to purchases of short-term investments of $277.1 million, purchases of property and equipment of $1.1 million, and partially offset by maturities of short-term investments of $31.9 million.
Financing activities
Cash provided by financing activities during the twelve months ended December 31, 2022 was $15.9 million primarily as a result of proceeds from the exercise of employee stock options of $12.2 million and employee stock plan purchases of $7.0 million, partially offset by $3.2 million employee payroll taxes paid for net shares settlement of restricted stock units.
Cash provided by financing activities during the twelve months ended December 31, 2021 was $310.5 million primarily as a result of proceeds consisting of $295.7 million of aggregate net proceeds from our IPO, net of underwriting discounts and commissions and offering costs paid, the issuance of Series E-1 convertible preferred stock of $20.0 million and proceeds from the exercise of employee stock options of $4.9 million partially offset by $3.9 million employee payroll taxes paid for net shares settlement of restricted stock units on IPO and $6.0 million paid for offering costs.
JOBS Act Accounting Election
The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. On June 30, 2022, the last day of the Company’s second fiscal quarter in 2022, the market value of the Company’s common stock held by non-affiliates exceeded $700 million. Accordingly, the Company was deemed a large accelerated filer as of December 31, 2022 and can no longer take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with this Annual Report on Form 10-K.
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
The SSP is determined based on the prices at which we separately sell our products and services, assuming the majority of these separate transactions fall within a pricing range. In instances where SSP is not directly observable, such as when we do not sell the subscription license or the maintenance and support separately, we determine the SSP using information that may include market conditions and other observable inputs that can require significant judgment. We have determined that our pricing for subscription term licenses and SaaS is highly variable and therefore allocates the transaction price to those performance obligations using the residual approach. Estimates of SSP could change over time based on changes in our pricing practices or other factors. The evaluation is made annually with any changes made prospectively by maximizing all observable inputs.
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
We had total deferred commissions on our balance sheet of $30.3 million and $24.1 million as of December 31, 2022 and 2021, respectively. We amortized deferred commissions of $15.2 million and $14.0 million in our consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. If we were to change the period in which we amortize deferred commissions such change could have a significant impact to both our consolidated statements of operations and consolidated balance sheets.
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

Following the IPO, the Company grants equity awards to employees under the 2021 Equity Incentive Plan four times each year, on February 20th, May 20th, August 20th and November 20th, or prior business day. The restricted stock units granted in 2022 translates to an added stock-based compensation expense of approximately $96.3 million to be recognized over four years. In future periods, we expect our stock-based compensation expense to increase as a result of our existing, unrecognized stock-based compensation that will be recognized as the awards vest, and as we grant additional stock-based awards to attract and retain employees.
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
After our IPO and as we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility which could materially impact our future stock-based compensation expense. As we continue to accumulate additional data related to our Class A common stock, we may have refinements to the estimates of our expected volatility and expected terms, which could materially impact our future stock-based compensation expense.
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
Employee Stock Purchase Plan
The purchase rights issued under our 2021 Employee Stock Purchase Plan (the “2021 ESPP”) were based on the fair value of the awards on the date of grant. We used the market closing price of our Class A common stock on the date of grant for the fair value to be used in the Black-Scholes pricing model. This cost was recognized as an expense following the straight-line attribution method over the offering period for the purchase rights issued under the 2021 ESPP. The Company used the Black-Scholes option pricing model to measure the fair value of the purchase rights issued under the 2021 ESPP.
As per the Agreement and Plan of Merger (the “Merger Agreement”) entered on October 10, 2022, the last purchase under the 2021 ESPP occurred on November 15, 2022.

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
In assessing the tax benefit from an uncertain income tax position, the tax position that meets the more-likely-than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than a 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. In the past, we have estimated the value of certain intercompany transactions using a discounted cash flow approach. Significant assumptions used to estimate the fair market value include projected revenue growth and projected operating margins.

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
Foreign Currency Exchange Risk
Our revenues and expenses are primarily denominated in U.S. dollars, British Pounds and Euros; however, we also have significant intercompany balances denominated in the Norwegian Krone. For the years ended December 31, 2022 and 2021, we recorded a net gain of $2.6 million and a net loss of $3.8 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates have led to significant fluctuations in both our statement of operations and stockholders’ equity (deficit) balance from year to year. On September 30, 2021, we reclassified certain intercompany balances considered long-term in nature. Accordingly, foreign currency remeasurement gains and losses related to these balances are being reported in the accumulated other comprehensive income in stockholders’ equity (deficit) on the consolidated balance sheet effective October 1, 2021. We will continue to reassess our foreign exchange exposure as we continue to grow our business globally.
At December 31, 2022, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a corresponding increase or decrease of approximately $9.6 million in revenue for the year ended December 31, 2022.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $336.1 million and $369.8 million as of December 31, 2022 and 2021, respectively. Our cash and cash equivalents are held in cash deposits, money market funds and marketable securities. As of December 31, 2022 and 2021, we held $207.2 million and $241.4 million, respectively, in short-term investments made up of commercial paper, asset-backed securities, corporate debt securities and U.S. government debt securities which are available-for-sale. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and debt securities investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying debt securities prior to maturity.
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

Item 8. Financial Statements and Supplementary Data
FORGEROCK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ForgeRock, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ForgeRock, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition

Description of the Matter
As explained in Note 2 to the consolidated financial statements, revenue is recognized when promised products and services are transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these products and services. The Company’s contracts with customers often contain multiple performance obligations. For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations based on the relative standalone selling price of each obligation.

Auditing the Company’s accounting for revenue recognition was challenging and complex due to the effort required to analyze the accounting treatment for the Company’s various software product and service offerings in accordance with ASC 606, Revenue from Contracts with Customers. This involved assessing the impact of terms and conditions in contracts with customers, the determination of the relative standalone selling prices for each distinct performance obligation, and the timing of revenue recognition.

How We Addressed the Matter in Our Audit
Among other procedures, to evaluate management’s identification and evaluation of the performance obligations and timing of revenue recognition, we read executed contracts for a sample of sales transactions to understand the contract, identified the promised products and services in the contract and identified the distinct performance obligations. To test management’s determination of relative standalone selling price for each performance obligation, we assessed the appropriateness of the methodology applied, tested mathematical accuracy of the underlying data and calculations, and tested a sample of sales transactions to corroborate the data underlying the Company’s calculations. We also tested amounts recognized pursuant to contractual terms and conditions by examining the relationship between revenue recognized, deferred revenue, accounts receivable and related cash collections.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
San Jose, California
March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ForgeRock, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited ForgeRock, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ForgeRock, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Jose, California
March 1, 2023

FORGEROCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$128,803	$128,381
Short-term investments	207,248	241,411
Accounts receivable, net of allowance for credit losses of $444 and $34, respectively	71,439	55,999
Contract assets	25,117	19,670
Deferred commissions	9,936	8,457
Prepaid expenses and other assets	14,810	9,787
Total current assets	457,353	463,705
Deferred commissions	20,379	15,601
Property and equipment, net	2,850	2,463
Operating lease right-of-use assets	10,190	12,626
Contract and other assets	3,408	2,783
Total assets	$494,180	$497,178
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,587	$2,039
Accrued expenses	34,311	27,375
Current portion of operating lease liability	1,902	1,820
Deferred revenue	82,036	67,222
Other liabilities	2,927	2,258
Total current liabilities	125,763	100,714
Long-term debt	39,611	39,483
Long-term operating lease liability	9,207	11,037
Deferred revenue	1,283	8,172
Other liabilities	2,150	1,646
Total liabilities	178,014	161,052
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock; $0.001 par value; 1,000,000 shares authorized as of December 31, 2022 and December 31, 2021, 49,782 and 28,892 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	50	29
Class B common stock; $0.001 par value; 500,000 shares authorized as of December 31, 2022 and December 31, 2021, 37,195 and 53,761 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	37	54
Additional paid-in capital	641,983	593,196
Accumulated other comprehensive income	4,193	6,672
Accumulated deficit	(330,097)	(263,825)
Total stockholders’ equity	316,166	336,126
Total liabilities and stockholders’ equity	$494,180	$497,178
See accompanying notes to consolidated financial statements

FORGEROCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue:
Subscription term licenses	$87,292	$84,611	$64,318
Subscription SaaS, support & maintenance	119,003	85,434	57,833
Perpetual licenses	515	1,695	1,225
Total subscriptions and perpetual licenses	206,810	171,740	123,376
Professional services	10,702	5,193	4,258
Total revenue	217,512	176,933	127,634
Cost of revenue:
Subscriptions and perpetual licenses	27,768	17,535	12,249
Professional services	11,772	15,393	9,079
Total cost of revenue	39,540	32,928	21,328
Gross profit	177,972	144,005	106,306
Operating expenses:
Research and development	61,837	43,497	35,901
Sales and marketing	118,794	88,620	75,768
General and administrative	57,724	40,329	26,729
Acquisition-related costs	6,173	—	—
Total operating expenses	244,528	172,446	138,398
Operating loss	(66,556)	(28,441)	(32,092)
Foreign currency gain (loss)	2,568	(3,819)	3,064
Fair value adjustment on warrants and preferred stock tranche option	—	(10,068)	(7,344)
Interest expense	(3,577)	(4,516)	(4,512)
Other income (expense), net	2,971	(40)	(345)
Interest and other expense, net	1,962	(18,443)	(9,137)
Loss before income taxes	(64,594)	(46,884)	(41,229)
Provision for income taxes	1,678	884	565
Net loss	$(66,272)	$(47,768)	$(41,794)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.78)	$(1.14)	$(1.74)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	84,885	41,742	23,989
See accompanying notes to consolidated financial statements

FORGEROCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended December 31,
	2022	2021	2020
Net loss	$(66,272)	$(47,768)	$(41,794)
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on available-for-sale securities	(1,377)	(591)	—
Foreign currency translation adjustment	(1,102)	2,010	(2,346)
Total comprehensive loss	$(68,751)	$(46,349)	$(44,140)
See accompanying notes to consolidated financial statements

FORGEROCK, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Redeemable convertible preferred stock		Class A and Class B common stock and Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	31,145,475	$139,734	23,716,033	$24	$14,660	$7,599	$(172,785)	$(150,502)
Stock-based compensation expense	—	—	—	—	4,985	—	—	4,985
Series E redeemable convertible preferred stock issuance, net of issuance costs (Note 12)	9,697,144	91,769	—	—	—	—	—	—
Exercise of common stock options	—	—	780,521	1	994	—	—	995
Repurchase of shares from employees	—	—	(310,932)	(1)	(37)	—	(1,478)	(1,516)
Foreign currency translation adjustment	—	—	—	—	—	(2,346)	—	(2,346)
Net loss	—	—	—	—	—	—	(41,794)	(41,794)
Balances as of December 31, 2020	40,842,619	231,503	24,185,622	24	20,602	5,253	(216,057)	(190,178)
Stock-based compensation expense	—	—	—	—	10,666	—	—	10,666
Series E-1 redeemable convertible preferred stock issuance, net of issuance costs	1,935,789	19,951	—	—	—	—	—	—
Reclassification of preferred stock tranche option liability upon issuance of Series E-1 redeemable convertible preferred stock	—	11,724	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into Class B common stock in connection with initial public offering	(42,778,408)	(263,178)	42,778,408	43	263,135	—	—	263,178
Issuance of Class A common stock upon initial public offering net of underwriting discounts, commissions and issuance costs	—	—	12,650,000	13	289,499	—	—	289,512
Issuance of Class B common stock upon exercise of warrants	—	—	344,085	1	8,272	—	—	8,273
Exercise of Class B common stock options	—	—	2,510,947	2	4,899	—	—	4,901
Class B Common stock issued upon vesting of restricted stock units, net of tax withholding	—	—	179,763	—	(3,877)	—	—	(3,877)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(591)	—	(591)
Foreign currency translation adjustment	—	—	—	—	—	2,010	—	2,010
Net loss	—	—	—	—	—	—	(47,768)	(47,768)
Balances as of December 31, 2021	—	—	82,648,825	83	593,196	6,672	(263,825)	336,126
Stock-based compensation expense	—	—	—	—	32,760	—	—	32,760
Issuance of common stock under stock option plans, net	—	—	3,445,917	3	12,220	—	—	12,223
Releases of restricted stock, net of tax withholding	—		415,876	0	(3,154)	—	—	(3,154)
Issuance of common stock under employee stock purchase plan	—	—	466,452	1	6,961	—	—	6,962
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1,377)	—	(1,377)
Foreign currency translation adjustment	—	—	—	—	—	(1,102)	—	(1,102)
Net loss	—	—	—	—	—	—	(66,272)	(66,272)
Balances as of December 31, 2022	—	$—	86,977,070	$87	$641,983	$4,193	$(330,097)	$316,166
See accompanying notes to consolidated financial statements

FORGEROCK, INC. CONSOLIDATED
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(66,272)	$(47,768)	$(41,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,064	1,061	1,155
Noncash operating lease expense	2,449	1,931	—
Restructuring and impairment charges	—	—	530
Stock-based compensation expense	32,760	10,666	6,184
Amortization of deferred commissions	15,235	13,964	13,423
Foreign currency remeasurement loss (gain)	(2,711)	3,032	(3,079)
Change in fair value of redeemable convertible preferred stock warrant liability	—	5,871	1,218
Change in fair value of preferred stock tranche option liability	—	4,157	6,146
Amortization of premium / discount on short-term investments	1,156	1,330	—
Other	(169)	266	371
Changes in operating assets and liabilities:
Deferred commissions	(21,487)	(23,273)	(18,005)
Accounts receivable	(13,371)	(20,669)	(797)
Contract and other non-current assets	(5,104)	(10,505)	(4,819)
Prepaid expenses and other current assets	(2,323)	(6,025)	1,390
Operating lease liabilities	(1,733)	(2,377)	—
Accounts payable	2,514	701	(398)
Accrued expenses and other liabilities	7,422	10,863	3,576
Deferred revenue	5,564	19,992	5,305
Net cash used in operating activities	(45,006)	(36,783)	(29,594)
Investing activities:
Purchases of property and equipment	(1,619)	(1,113)	(854)
Purchases of short-term investments	(166,363)	(277,126)	(2,992)
Maturities of short-term investments	158,615	31,860	3,000
Sales of short-term investments	39,379	1,933	—
Net cash provided by (used in) investing activities	30,012	(244,446)	(846)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	295,694	—
Payment of stock offering costs	(145)	(6,038)	—
Proceeds from exercises of employee stock options	12,237	4,902	566
Proceeds from issuance of common stock under employee stock purchase plan	6,961	—	—
Proceeds from issuance of redeemable convertible preferred stock	—	19,951	93,532
Redeemable convertible preferred stock issuance costs	—	—	(343)
Employee payroll taxes paid for net shares settlement of restricted stock units	(3,154)	(3,877)	—
Repurchase of common stock from employees	—	—	(2,307)
Proceeds from issuance of debt, net of issuance costs	—	—	9,914
Principal repayments on debt	—	(120)	(211)
Net cash provided by financing activities	15,899	310,512	101,151
Effect of exchange rates on cash and cash equivalents and restricted cash	1,982	(888)	546
Net increase in cash, cash equivalents and restricted cash	2,887	28,395	71,257
Cash, cash equivalents and restricted cash, beginning of year	128,437	100,042	28,785
Cash, cash equivalents and restricted cash, end of period	$131,324	$128,437	$100,042

	Year ended December 31,
	2022	2021	2020

Supplementary cash flow disclosure:
Short-term investments, end of period	$207,248	$241,411	$—
Cash paid for interest	3,244	3,629	3,914
Cash paid for income taxes	1,245	769	270
Deferred offering costs accrued but not yet paid	—	(145)	—
Conversion of redeemable convertible preferred stock to common stock (Note 12)	—	263,178	—

Non-cash investing and financing activities:
Changes in the fair value of the stock warrant liability and stock tranche option liability	$—	$10,068	$7,364
Operating lease right-of-use assets exchanged for lease liabilities	72	14,596	—
Purchases of property and equipment, accrued but not yet paid	32	125	26

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$128,803	$128,381	$99,953
Restricted cash included in prepaids and other current assets	2,521	56	89
Total cash and cash equivalents and restricted cash	$131,324	$128,437	$100,042
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
Pending Merger
On October 10, 2022, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into ForgeRock and ForgeRock will continue as the surviving corporation in the Merger, as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo.
Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s Class A common stock and Class B common stock (except for certain shares specified in the Merger Agreement) will be canceled and automatically converted into the right to receive cash in an amount equal to $23.25 per share, without interest.
Completion of the Merger remains subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) the absence of any order issued by any governmental entity of competent jurisdiction or any law applicable to the merger that, in each case, prevents, materially restrains, or materially impairs the consummation of the Merger; and (ii) the expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act, and the absence of any agreement with any governmental authority not to consummate the Merger.
On December 22, 2022, ForgeRock and Parent each received a Second Request from the DOJ in connection with the DOJ’s review of the Merger. The issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both ForgeRock and Parent have substantially complied with the Second Request.
On January 12, 2023, we received approval of the Merger Agreement by the affirmative vote of ForgeRock’s stockholders holding a majority of the outstanding voting power of ForgeRock’s common stock.
ForgeRock and entities affiliated with Thoma Bravo have entered into the Timing Agreement with the DOJ in connection with the Merger and the Second Request. Under the Timing Agreement, ForgeRock and Thoma Bravo have agreed that they will certify compliance with the Second Request no earlier than May 1, 2023, and will not consummate the Merger less than 75 days after compliance with the Second Request. The Timing Agreement does not prevent ForgeRock and Thoma Bravo from consummating the Merger sooner if the DOJ closes its investigation of the Merger before that date. The expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act (and the absence of any agreement with any governmental authority not to consummate the Merger) is the only remaining approval or regulatory condition required to consummate the closing of the Merger under the Merger Agreement.
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
Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive loss on the consolidated balance sheets until realized. Interest income is reported within other, net in the consolidated statements of operations. The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Unrealized gains and losses for any short-term investments that management intends to sell or where it is more likely than not management will be required to sell prior to their anticipated recovery are recorded in other income (expense), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses for the year ended December 31, 2022. As of December 31, 2022 and 2021, no allowance for credit losses in short-term investments was recorded.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount net of allowance for credit losses and are non-interest bearing. Effective January 1, 2022, the Company reports accounts receivable and contract assets net of an allowance for expected credit losses in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”), while prior period amounts continue to be reported in accordance with previously applicable GAAP. These allowances are based on the Company’s assessment of the collectability of accounts by considering the age of each outstanding invoice, the collection history of each customer, and an evaluation of current expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. We assess collectability by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. Amounts deemed uncollectible are recorded as an allowance for expected credit losses in the consolidated balance sheets with an offsetting decrease in deferred revenue or a charge to sales and marketing expense in the consolidated statements of operations. As of December 31, 2022 and 2021 the Company recorded an allowance for credit losses of $444,000 and $34,000, respectively.
Allowance for credit losses consisted of the following (in thousands):

	December 31,
	2022	2021
Balance, beginning of period	$34	$159
Additions	410	34
Reversal of credit loss	—	(133)
Write-offs	—	(26)
Balance, end of period	$444	$34
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
Software development costs for internal use software are subject to capitalization during the application development stage, beginning when a project that will result in additional functionality is approved and ending when the software is put into productive use. The costs incurred between these stages are generally not material to the Company due to short development cycles. Capitalizable software development costs for the years ended December 31, 2022 and 2021, were $3.3 million and $0.9 million, respectively. The Company has capitalized certain implementation costs incurred in connection with cloud computing arrangements that are service contracts and recorded these in contract and other assets in the consolidated balance sheets. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method in amounts sufficient to write-off depreciable assets over their estimated useful lives, generally three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the period of the lease term. Repairs and maintenance are expensed as incurred. The Company reduces the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the respective accounts and reflect any gains or losses in operating expenses for the period.
Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds its fair value. For the year ended December 31, 2022 and 2021, there were no material impairment charges recorded.

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
Professional services consist of consulting, cloud onboarding, training credit and training subscription services. These services are distinct performance obligations from self-managed offerings and SaaS subscriptions and do not result in significant customization of the software.
Step 3 – Determine the transaction price
In general, consideration earned by the Company consists of fixed amounts only. The impact of variable consideration has not been material in any year because the Company generally does not offer refunds, rebates or credits to customers. The Company’s contracts do not contain a significant financing component.
The Company is generally the principal and controls the delivery of products and services, and revenue is recorded at the gross amounts billed and receivable. Indirect transactions are those where subscriptions, professional services and/or training is provided to an end customer through a partner (reseller). Revenue from transactions with reseller partners is recorded based on the amount billed to the reseller partner. In cases where the Company is not the principal, revenue is recorded net of amounts payable to partners.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer, are excluded from revenue.

Step 4 – Allocate the transaction price to the performance obligations in the contract
Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”).
The SSP is determined based on the prices at which the Company separately sells the products and services, assuming the majority of these separate transactions fall within an observable range of prices when sold separately in comparable circumstances to similar customers. In instances where SSP is not directly observable, such as when the Company does not sell the subscription license or the maintenance and support separately, the Company determines the SSP using information that may include market conditions and other observable inputs that can require significant judgment. The Company’s self-managed subscription term licenses and perpetual licenses have not historically been sold on a standalone basis, as the Company always sells theses licenses together with support and maintenance contracts. License support and maintenance contracts are generally priced as a percentage of the net fees paid by the customer to access the license. The Company is unable to establish SSP for ForgeRock’s self-managed subscription term and perpetual licenses and SaaS subscriptions based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for self-managed subscription term and perpetual licenses and SaaS subscriptions included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within the contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to the self-managed subscription term and perpetual licenses or SaaS subscription.
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
Professional Services
Revenue from consulting service and training credits are recognized when such services or training are delivered. Revenue from fixed fee cloud onboarding services is recognized based on milestone achievements. Revenue from training subscription is recognized ratably over the training subscription period.
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
Refer to Footnote 3 - Segment and Revenue Disclosures for details regarding the Company’s capitalized commissions and amortization of deferred commissions.
Foreign Currency Translation and Remeasurement
The functional currencies of the Company’s foreign subsidiaries are their local currencies. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Subsidiaries’ equity balances are translated using historical exchange rates. Revenues and expenses are translated at the average exchange rate during the period. Adjustments arising from translation of those financial statements into the Company’s reporting currency, the U.S. dollar, are included in accumulated other comprehensive income within stockholders’ equity deficit.
Several of the Company’s foreign subsidiaries transact in currencies other than their local functional currency. Transactions, including intercompany transactions, in foreign currencies are initially recorded at the rates of exchange prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are remeasured into the subsidiary’s functional currency at the rates prevailing on the balance sheet date. Non-monetary items that are denominated in foreign currencies are measured using historical exchange rates. Gains and losses recognized from foreign currency transactions denominated in currencies other than the foreign subsidiary’s local currency are included in foreign currency (loss) gain in the consolidated statements of operations. The Company recorded $2.6 million, $(3.8) million and $3.1 million in foreign exchange gains (losses) in the years ended December 31, 2022, 2021 and 2020, respectively.
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
Major customers
No single customer represented over 10% of revenue for the years ended December 31, 2022, 2021 and 2020. No single customer represented over 10% of accounts receivable for the years ended December 31, 2022 and 2021. The Company does not require collateral to secure trade receivable balances.
Refer to Note 3. “Segment and Revenue Disclosures” for additional revenue disclosures.
Third Party Hosted Services
The Company relies on the technology, infrastructure, and software applications, including software-as-a-service offerings, of third parties in order to host or operate certain key products and functions of its business. Our customers rely on these third-party hosted services retaining a high level of uptime. Through December 31, 2022, the Company has not incurred any significant service level credits to its customers.

Collaborative Arrangements
The Company has entered into collaborative arrangements with three partners in order to develop future versions and enhance the features and functionality of its identity software and SaaS services. These arrangements have been determined to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. These arrangements also include research, development and commercial activities. The terms of the Company’s collaborative arrangements include (i) revenue on sales of licensed products, (ii) royalties on net sales of licensed products, (iii) reimbursements for research and development expenses, and (iv) sales-based milestone warrants which expire after ten years. In the years ended December 31, 2022, 2021 and 2020 the Company had recognized revenue of $5.7 million, $5.4 million and $1.9 million and royalty expenses of $1.4 million, $0.9 million and $0.6 million related to collaborative arrangements, respectively.
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
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of personnel costs for the Company’s sales, marketing and business development employees, commissions earned by the Company’s sales personnel and third-party partners, the cost of marketing programs such as brand awareness and lead generation programs, marketing events, industry analyst fees, website design and maintenance costs, allocated overhead including depreciation and office rent. Marketing and advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising costs were $8.4 million, $6.7 million, and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock-based Compensation Expense
The Company accounts for the measurement and recognition of stock-based compensation expense in accordance with the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires compensation expense for all stock-based compensation awards made to employees, non-employees and directors to be measured and recognized based on the grant date fair value of the awards. Stock-based compensation expense is recognized net of forfeitures. The Company recognizes forfeitures as they occur. Following the IPO, the Company grants equity awards to employees under the 2021 Equity Incentive Plan four times each year, on February 20th, May 20th, August 20th and November 20th, or prior business day.
Restricted Stock Units (RSUs)
The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant.
2016 - 2018 RSU Grants: The Company issued 240,000 and 111,111 RSUs in 2016 and 2018, respectively. The fair value of RSUs that are subject to vesting is recognized as a compensation expense over the requisite service or performance period, using the accelerated attribution method, once the liquidity event-related vesting condition becomes probable of being achieved. Our RSUs vest upon the satisfaction of (i) either a performance-based vesting condition or a service-based vesting condition and a (ii) liquidity event-related vesting condition. The performance-based vesting condition is satisfied by our achievement of certain contracted ARR targets. The service-based vesting condition is satisfied by the award holder providing services to us over a specific period. The liquidity event-related vesting condition is satisfied on the earlier of: (i) a Change in Control (as defined in the 2012 Plan) or (ii) the IPO. All performance-based and time-based vesting conditions of our RSUs have been satisfied. On IPO we recorded a cumulative stock-based compensation expense of $0.9 million for those RSUs for which the performance-based and service-based vesting conditions had been satisfied.
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

Stock Options
Stock-based compensation expense for stock options is determined based on the grant-date fair value and is recognized on a straight-line basis over the requisite service period of the stock option, which is typically the vesting term of the award. The Company accounts for stock option awards issued to employees and non-employees based on the fair value of the award, determined using the Black-Scholes option valuation model. The model requires some assumptions as inputs, including the following:
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
After the IPO, the Company uses the market closing price of its Class A common stock on the date of grant for the fair value; however, the Company did not grant any stock options during 2022.
The following assumptions were used to estimate the fair value of stock options granted during the years ended December 31, 2021 and 2020:

	2021	2020
Common stock fair value	$4.97 to $27.49	$4.83 to $7.86
Volatility	50.2% to 51.6%	41.7% to 50.4%
Expected term (in years)	6.04	6.06
Risk-free interest rate	0.52% to 1.08%	0.32% to 1.49%
Expected dividends	0%	0%
Weighted-average grant date fair value	$8.86	$2.29
Employee Stock Purchase Plan (the “2021 ESPP”)
All stock-based compensation to employees, including the purchase rights issued under the Company's 2021 ESPP, are based on the fair value of the awards on the date of grant. This cost was recognized as an expense following the straight-line attribution method, over the requisite service period and over the offering period, for the purchase rights issued under the 2021 ESPP. The Company used the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the 2021 ESPP. See Note 11. Stock-based Compensation for a discussion of the assumptions used to estimate the fair value of awards granted during the year ended December 31, 2022. As per the Agreement and Plan of Merger (the “Merger Agreement”) entered on October 10, 2022, the last purchase under the 2021 ESPP occurred on November 15, 2022.

The following assumptions were used to estimate the fair value of ESPP purchase rights using a Black-Scholes option pricing model:

Year ended December 31,
2022
Volatility	51.47% to 58.50%
Expected term (in years)	0.5 to 1.0
Risk-free interest rate	1.54% to 2.07%
Expected dividends	0%
Convertible Preferred Stock Warrants Liability and Preferred Stock Tranche Option Liability
The Company accounted for contingently redeemable freestanding warrants and preferred stock tranche option to purchase shares of convertible preferred stock as liabilities on its consolidated balance sheets at their estimated fair value. Convertible preferred stock warrants and the preferred stock tranche option were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as fair value adjustment on warrants and preferred stock tranche option in the consolidated statements of operations.
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
The Company records valuation allowances to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies in assessing the need for a valuation allowance. Realization of its deferred tax assets is dependent primarily upon future U.S., United Kingdom and Norwegian taxable income.
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
Net Loss Per Share
The Company computes its basic and diluted net loss per share attributable to common stockholders using the two-class method required for companies with participating securities. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares (including Class A common stock and Class B common stock in 2022 and 2021 and common stock in 2020) outstanding during the period. Diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive Class A common stock and Class B common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase Class A common stock and Class B common stock in 2022 and 2021, common stock in 2020, unvested RSUs, shares subject to repurchase from early exercised options, unvested common stock and warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company. We have not presented net loss per share under the two-class method for our Class A common stock and Class B common stock in 2022 and 2021 and common stock in 2020 because it would be the same for each class due to equal dividend and liquidation rights for each class.

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
JOBS Act Accounting Election
The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. On June 30, 2022, the last day of the Company’s second fiscal quarter in 2022, the market value of the Company’s common stock held by non-affiliates exceeded $700 million. Accordingly, the Company was deemed a large accelerated filer as of December 31, 2022 and can no longer take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with this Annual Report on Form 10-K.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), which changes the existing incurred loss impairment model for financial assets held at amortized cost. The new model uses a forward-looking expected loss method to calculate credit loss estimates. ASU 2016-13 also modified the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments – Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption is permitted. The Company adopted the requirements of ASU 2016-13 as of January 1, 2022 on a modified retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for fiscal years beginning January 1, 2022, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about certain government assistance including government grants and money contributions they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 was effective for annual periods beginning after December 15, 2021 and was to be applied either prospectively or retrospectively. The Company adopted ASU 2021-10 on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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

Revenue by geographic region is based on the delivery address of the customer and is summarized in the below table (in thousands):

	Year ended December 31,
	2022	2021	2020
Americas	$122,269	$94,225	$67,966
EMEA	72,771	60,472	43,847
APAC	22,472	22,236	15,821
Total Revenue	$217,512	$176,933	$127,634
The Company’s revenue from the United States was $107.8 million, $85.3 million and $61.0 million, for the years ended 2022, 2021 and 2020, respectively. The Company’s revenue from the United Kingdom was $21.7 million, $17.1 million and $15.1 million, for the years ended December 31, 2022, 2021 and 2020, respectively. No other individual country exceeded 10% of the Company’s total annual revenue.
Disaggregation of revenue
The principal category the Company uses to disaggregate revenues is the nature of the Company’s products and services as presented in the consolidated statements of operations, the total of which is reconciled to the consolidated revenue from the Company’s single reportable segment. In the following table, revenue is presented by software license and service categories (in thousands):

	Year ended December 31,
	2022	2021	2020
Revenue:
Multi-year term licenses	$52,918	$47,343	$29,193
1-year term licenses	34,374	37,268	35,125
Total subscription term licenses	87,292	84,611	64,318
Subscription SaaS, support & maintenance	119,003	85,434	57,833
Perpetual licenses	515	1,695	1,225
Total subscriptions and perpetual licenses	206,810	171,740	123,376
Professional services	10,702	5,193	4,258
Total revenue	$217,512	$176,933	$127,634
Contract assets and deferred revenue
Contract assets and deferred revenue from contracts with customers were as follows (in thousands):

	Year ended December 31,
	2022	2021
Contract assets	$25,242	$20,508
Deferred revenue	83,319	75,394
Generally, the Company invoices its customers at the time a customer enters into a binding contract. However, the Company may offer invoicing and payment installments for certain multi-year arrangements. In these instances, timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are recorded when revenue is recognized prior to invoicing. Contract assets are transferred to accounts receivable upon customer invoicing. Beginning of the year contract asset amounts transferred to accounts receivable during the period were $15.3 million and $11.0 million for the years ended December 31, 2022 and 2021, respectively.
Deferred revenue is recorded when invoicing occurs before revenue is recognized. Deferred revenue recognized that was included in the deferred revenue balance at the beginning of the year was $68.2 million and $49.7 million for the years ended December 31, 2022 and 2021, respectively.

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
As of December 31, 2022, total remaining non-cancellable performance obligations under the Company’s subscriptions and perpetual license contracts with customers was approximately $225.1 million. Of this amount, the Company expects to recognize revenue of approximately $136.3 million or 61%, over the next 12 months, with the balance to be recognized as revenue thereafter.
The Company excludes the transaction price allocated to remaining performance obligations that have original expected durations of one year or less such as professional services and training.
Contract Costs
The following table summarizes the account activity of deferred commissions for the year ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Beginning balance	$24,058	$14,748
Additions to deferred commissions	21,492	23,274
Amortization of deferred commissions	(15,235)	(13,964)
Ending balance	$30,315	$24,058

	Year ended December 31,
	2022	2021
Deferred commissions, current	$9,936	$8,457
Deferred commissions, noncurrent	20,379	15,601
Total deferred commissions	$30,315	$24,058

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities held by value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$91,376	$—	$—	$91,376
Total cash equivalents	91,376	—	—	91,376
Commercial paper	—	47,840	—	47,840
Asset-backed securities	—	17,198	—	17,198
Corporate debt securities	—	98,798	—	98,798
U.S. treasury bonds	—	43,412	—	43,412
Total short-term investments	—	207,248	—	207,248
Total cash equivalents and short-term investments	$91,376	$207,248	$—	$298,624

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$98,333	$—	$—	$98,333
Total cash equivalents	98,333	—	—	98,333
Commercial paper	—	78,448	—	78,448
Asset-backed securities	—	51,587	—	51,587
Corporate debt securities	—	85,084	—	85,084
U.S. treasury bonds	—	26,292	—	26,292
Total short-term investments	—	241,411	—	241,411
Total cash equivalents and short-term investments	$98,333	$241,411	$—	$339,744
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
5. Cash Equivalents and Short-Term Investments
The amortized cost, unrealized loss and estimated fair value of the Company’s cash equivalents and short-term investments as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash Equivalents:
Money market funds	$91,376	$—	$—	$91,376
Total cash equivalents	91,376	—	—	91,376
Short-term investments
Commercial paper	47,840	—	—	47,840
U.S. treasury bonds	44,154	—	(742)	43,412
Asset-backed securities	17,623	—	(425)	17,198
Corporate debt securities	99,599	1	(802)	98,798
Short-term investments	209,216	1	(1,969)	207,248
Total	$300,592	$1	$(1,969)	$298,624

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash Equivalents:
Money market funds	$98,333	$—	$—	$98,333
Total cash equivalents	98,333	—	—	98,333
Short-term investments
Commercial paper	78,448	—	—	$78,448
U.S. treasury bonds	26,444	—	(152)	26,292
Asset-backed securities	51,745	—	(158)	51,587
Corporate debt securities	85,365	—	(281)	85,084
Short-term investments	242,002	—	(591)	241,411
Total	$340,335	$—	$(591)	$339,744
The Company had $91.4 million in money market funds and $209.2 million in short-term investments at December 31, 2022.

The following tables present the contractual maturities of the Company’s short-term investments as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$209,216	$207,248
Due between one to five years	—	—
Total	$209,216	$207,248

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$142,950	$142,868
Due between one to five years	99,052	98,543
Total	$242,002	$241,411
As of December 31, 2022, the Company did not have any unsettled purchases or unsettled maturities of short-term investments.
The following table presents the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of December 31, 2022.

	December 31, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Cash Equivalents:
Money market funds	$91,376	$—	$—	$—	$91,376	$—
Total cash equivalents	91,376	—	—	—	91,376	—
Short-term investments
Commercial paper	47,840	—	—	—	47,840	—
U.S. Treasury bonds	17,593	(82)	25,819	(660)	43,412	(742)
Asset-backed securities	5,667	(38)	11,531	(387)	17,198	(425)
Corporate debt securities	57,371	(283)	41,427	(519)	98,798	(802)
Short-term investments	128,471	(403)	78,777	(1,566)	207,248	(1,969)
Total	$219,847	$(403)	$78,777	$(1,566)	$298,624	$(1,969)
The Company had short-term investments with a market value of $156.4 million and $163.0 million in unrealized loss positions as of December 31, 2022 and 2021. Gross unrealized losses from available-for-sale securities were $2.0 million and $0.6 million as of December 31, 2022 and 2021, from 33 and 38 investment positions, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2022 and 2021.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of December 31, 2022 and 2021.

6. Other Balance Sheet Components
Prepaid and other current assets
Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Restricted cash	$2,522	$56
Prepaid expenses	8,593	6,824
Other current assets	3,614	2,861
Security deposits, current	81	46
Total prepaids and other current assets	$14,810	$9,787
Restricted cash, all of which is current, totaled $2.5 million for December 31, 2022 and $0.1 million for December 31, 2021. Restricted cash is included in prepaid and other current assets in the consolidated balance sheets.
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Property and equipment
Computer equipment and software	$5,332	$5,305
Furniture and fixtures	963	959
Leasehold improvements	2,482	2,735
Total property and equipment	8,777	8,999
Less: accumulated depreciation and amortization	(5,927)	(6,536)
Property and equipment, net	$2,850	$2,463
Depreciation expense for the years ended December 31, 2022, and 2021 was $1.1 million, and $1.1 million, respectively.
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued bonuses	$5,883	$4,945
Accrued sales commissions	5,899	6,965
Accrued other compensation	13,054	10,449
Accrued professional fees	2,867	1,818
Accrued other	6,608	3,198
Total accrued expenses	$34,311	$27,375
Other liabilities, current
Other liabilities, current consisted of the following (in thousands):

	December 31,
	2022	2021
Taxes payable	$2,747	$1,935
Other current liabilities	180	323
Total other liabilities, current	$2,927	$2,258

Other liabilities, non-current
Other liabilities, non-current consisted of the following (in thousands):

	December 31,
	2022	2021
Interest payable	$2,005	$1,612
Other non-current liabilities	145	34
Total other liabilities, non-current	$2,150	$1,646
7. Debt
The following table presents total debt outstanding (in thousands, except interest rates):

	December 31,
	2022		2021
	Amount	Interest Rate	Amount	Interest Rate
$10.0 million March 2019	$10,000	8.0%	$10,000	8.4%
$10.0 million September 2019	10,000	8.0%	10,000	9.2%
$10.0 million December 2019	10,000	8.0%	10,000	10.0%
$10.0 million March 2020	10,000	8.0%	10,000	10.0%
Less debt discount	(389)		(517)
Total debt, net of debt discount	39,611		39,483
Less current portion	—		—
Total long-term debt outstanding	$39,611		$39,483
In March 2016, the Company entered into a Loan and Security Agreement (the “2016 Agreement”) with TriplePoint Venture Growth BDC Corp. (“TriplePoint”), for term loans of up to $20.0 million, secured by substantially all the Company’s assets, excluding its intellectual property. The 2016 Agreement provided for cash advances over a period of forty-two months in three tranches; the first of which was exercised in March 2016, in the amount of $10.0 million. The second draw in the amount of $5.0 million, was exercised in August 2016. These 2016 cash advances were repaid in 2016, 2018, and 2019 with the final payment paid in 2021. In connection with the 2016 Agreement, the Company issued TriplePoint warrants to purchase an aggregate of 195,992 shares of Series C redeemable convertible preferred stock with an exercise price equal to the lower of (i) $5.36 per share and (ii) the lowest price per share of the next preferred stock financing offering. The Company determined that the initial fair value of the Series C warrants was $0.2 million (see Note 12 Redeemable Convertible Preferred Stock and related warrants and option).
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

In March 2019, the Company executed a Second Amendment to the 2016 Agreement (the “Second Amendment”). The Second Amendment provided for new cash advances for up to $50.0 million in four parts, all of which were individual promissory notes. In March, September and December 2021, the Company received cash advances in the amount of $10.0 million each for a total of $30.0 million. The proceeds from the loans were used to finance the Company’s general corporate needs. Each advance under the Second Amendment has its own term, up to forty-two months. At the end of the payment term of each advance, an end-of-term payment equal to 8.0% of the draw would become due. The payments on all cash advances are interest only for various amounts of time, depending on the advance. The interest rates for the March, September and December 2021 draws were based on the prime rate plus 2.90%, prime rate plus 3.70%, and prime rate plus 4.50%, respectively (however, in no event will the prime rate be less than 5.50%). The remaining principal will be due at the end of the term of the applicable advance. The term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, including, among other things, restrictions on indebtedness, liens, investments, sales, transfers or disposals of assets, dividends and other distributions. In connection with the Second Amendment and the related drawdowns during 2019, the Company paid direct fees of $0.3 million and issued a warrant to purchase an aggregate of 161,724 shares of Series D redeemable convertible preferred stock with an exercise price equal to the lesser of (i) $9.275 per share and (ii) the lowest price per share of the next preferred stock financing offering. The Company determined that the initial fair value of the Series D warrants was $0.4 million (see Note 12 Redeemable Convertible Preferred Stock and related warrants and option).
In March 2020, the Company executed the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint and TriplePoint Capital LLC (the “A&R Loan Agreement”), which amends and restates the 2016 Agreement. In April 2020, the Company exercised its option to receive another cash advance of $10.0 million. In connection with the advance, the Company issued to TriplePoint a warrant to purchase 53,908 shares of the Company’s Series D redeemable convertible preferred stock with an exercise price equal to the lesser of (i) $9.275 per share and (ii) and the lowest price per share of the next preferred stock financing offering. The Company determined the initial fair value of the warrants at issuance was $0.1 million. The fair value of the warrant is being amortized, as interest expense, over the term of the loan using the effective interest method. The payments on all cash advances are interest only, with interest rates for the March, September, December 2021 and April 2020 draws being based on the prime rate plus 2.90%, prime rate plus 3.70%, prime rate plus 4.50%, and prime rate plus 4.50%, respectively. However, in no event will the prime rate be less than 5.50%. The principal will be due at the end of the term of the respective advance. The A&R Loan Agreement is secured by substantially all the Company’s assets, excluding its intellectual property, which was subject to a negative pledge. The A&R Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, including, among other things, restrictions on indebtedness, liens, investments, dividends and other distributions. The A&R Loan Agreement included an option to extend the maturity and prepayment term dates by an additional 12 months if certain criteria were met. In April 2020, the Company met the criteria to extend the maturity and prepayment dates for the four outstanding advances and elected to do so. The A&R Loan Agreement was accounted for as a modification and not an extinguishment as the terms of the Company’s outstanding debt were not substantially different from the original terms. The Company amortizes both the debt issuance fees and the fair value adjustment of the warrants issued in connection with debt issuances as interest expense using the effective interest method over the remaining term of the loan.
In September 2021, the Company executed an amendment to the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint and TriplePoint Capital LLC (the “A&R Loan Agreement”), which amends and restates the 2016 Agreement. The payments on all cash advances are interest only. The amended A&R Loan Agreement became effective once the registration statement in connection with the initial public offering was declared effective on September 16, 2021. The key provisions of the amendment include: (1) a covenant requiring the maintenance of a $20.0 million cash balance when an event of default exits, (2) change in the interest rate for outstanding term loan to be eight percent (8.00%) per annum on the existing loans, (3) extension of the maturity dates by twenty-four months, (4) change in the prepayment penalties and (5) and a change in the prepayment premium. The principal will be due at the end of the term of the respective advance. The A&R Loan Agreement is secured by substantially all the Company’s assets, excluding its intellectual property, which was subject to a negative pledge. The A&R Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, including, among other things, restrictions on indebtedness, liens, investments, dividends and other distributions. The A&R Loan Agreement was accounted for as a modification and not an extinguishment as the terms of the Company’s outstanding debt were not substantially different from the original terms. The Company amortizes the debt issuance costs as interest expense using the effective interest method over the remaining term of the loan. As of December 31, 2022 and December 31, 2021, accrued interest for the end-of term payments was $2.0 million and $1.6 million, respectively. The effective interest rate on debt was 8.70% and 10.75% for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, the Company was in compliance with the covenants set forth in the Amended and Restated Loan Agreement.

Future principal payments on outstanding borrowings as of December 31, 2022 are as follows (in thousands):

Years Ending
2023	$—
2024	—
2025	30,000
2026	10,000
8. Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted ASU 2016-02 and related amendments on January 1, 2021, using the optional transition method.
The Company primarily has operating leases for office space. The leases expire on various dates between 2023 and 2029, some of which could include options to extend the lease. In 2014, the Company leased office space in San Francisco for a term of seven years with an option to extend. In 2021, the company exercised its option to extend the San Francisco lease to 2029.
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
The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2022	2021
Operating lease expense	$2,671	$2,375
Variable lease expense	662	703
Total lease expense	$3,333	$3,078
Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases:

Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (in thousands)	$1,625
Weighted-average remaining lease term (years)
Operating leases	6.3
Weighted-average discount rate
Operating leases	5.6%
The following table summarizes the maturities of lease liabilities as of December 31, 2022 (in thousands):

2023	$2,499
2024	2,138
2025	1,912
2026	1,753
Thereafter	4,824
Total future minimum lease payments	13,126
Less: imputed interest	(2,017)
Present value of future minimum lease payments	11,109
Less: current portion of operating lease liability	(1,902)
Long-term operating lease liability	$9,207

9. Commitments and Contingencies
Letters of Credit
As of December 31, 2022 and 2021 the Company had outstanding letters of credit under an office lease agreement that totaled $0.6 million, which primarily guaranteed early termination fees in the event of default. The letters of credit are not collateralized.
Purchase Commitments
In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, information technology operations and marketing events. Total noncancelable purchase commitments as of December 31, 2022 were approximately $50.9 million as follows:

2023	$25,884
2024	25,000
Total purchase commitments	$50,884
Acquisition-Related Costs and Contingencies
The completion of the Merger with Thoma Bravo remains subject to customary closing conditions. As part of the Merger, the Company has incurred $6.2 million in merger-related expenses through December 31, 2022 and expects to incur additional costs through the closing of the transaction, including approximately $30.9 million that are primarily contingent on the consummation of the Merger. These expenditures include banker fees, legal fees and other third-party professional fees.

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
The Company provides pension plans in Australia, Canada, France, New Zealand, Norway, Singapore and the United Kingdom, adhering to statutory requirements where applicable. In countries in which pension plans are government mandated, the Company withholds the appropriate percentage of employee earnings and remits to the plan administrator. In several countries, the Company is legally required to make a minimum contribution to the plan ranging from 1% to 12% of an employee’s earnings.
The 401(k) Plan and other pension plans that the Company provides or is mandated to provide are all defined contribution plans. For the years ended December 31, 2022, and 2021 the Company’s pension contributions were $4.0 million, and $3.4 million, respectively.
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
From time to time, the Company enters into certain types of contracts in which it assumes contingent indemnification obligations in respect to third-party claims. These contracts primarily relate to agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary, and the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations as of December 31, 2022 and 2021.
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
10. Income Taxes
The components of loss before income taxes are as follows (in thousands):

	December 31,
	2022	2021	2020
Domestic	$(38,670)	$(25,163)	$(29,166)
International	(25,924)	(21,721)	(12,063)
Total loss before income taxes	$(64,594)	$(46,884)	$(41,229)

The provision for income taxes consisted of the following (in thousands):

	December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	52	56	27
Foreign	1,626	828	538
Total	1,678	884	565
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total	—	—	—
Provision for income taxes	$1,678	$884	$565
For the years ended December 31, 2022, 2021 and 2020, the federal statutory income tax rate of 21% differs from the effective tax rate primarily due to the valuation allowance.
A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows (in thousands):

	December 31,
	2022	2021	2020
Pre-tax loss	$(64,594)	$(46,884)	$(41,229)

Federal tax at statutory rate	(13,565)	(9,846)	(8,658)
Stock-based compensation	(3,996)	(3,102)	24
Revaluation of preferred warrants and option	—	2,110	1,542
Foreign provision differential	(5,127)	(5,382)	(670)
Change in valuation allowance	27,624	18,389	8,936
State taxes	(1,202)	(1,343)	(785)
R&D tax credits	(5,362)	—	—
Sec 162(m) adjustment	2,354	—	—
Acquisition related cost	1,296	—	—
Other	(344)	58	176
Tax expense	$1,678	$884	$565

Significant components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Stock-based compensation	$3,732	$2,756
Accruals and reserves	2,943	3,693
Deferred revenue	900	228
Net operating loss carryforwards – domestic	29,405	30,221
Net operating loss carryforwards – foreign	38,180	28,245
Property and equipment	264	307
Operating lease liabilities	2,230	2,529
Capitalized research and development	11,326	—
R&D tax credits	5,363	—
Tax basis intangible assets	2,758	3,202
Other	378	—
Total deferred tax assets	97,479	71,181
Valuation allowance	(91,281)	(65,404)
Deferred tax assets, net of valuation allowance	6,198	5,777
Deferred tax liabilities:
Operating lease right-of-use assets	(2,007)	(2,489)
Deferred costs	(4,191)	(3,074)
Other	—	(214)
Total deferred tax liabilities	(6,198)	(5,777)
Net deferred tax assets/(liabilities)	$—	$—
The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Due to the weight of objectively verifiable negative evidence, including its history of losses, the Company believes that it is more likely than not that its deferred tax assets will not be realized. The valuation allowance increased by approximately $25.9 million and $18.4 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company had approximately $121.2 million and $65.9 million of federal and state net operating loss carryforwards, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2031 if not utilized, and the state net operating loss carryforwards will expire at various dates beginning in 2023, but mainly beginning in 2032, if not utilized. As of December 31, 2022, the Company had approximately $160.0 million of foreign net operating loss carryforwards, predominantly in Norway and the United Kingdom. The foreign net operating loss carryforwards do not expire. As of December 31, 2022, the Company had approximately $6.6 million and $0.9 million of U.S. Federal and California R&D credits, respectively. The federal R&D credits will expire at various dates beginning in 2033 if not utilized, and the California R&D credits do not expire.
As of December 31, 2022, the Company had uncertain tax positions of $1.8 million and $0.2 million respectively, related to U.S Federal and California R&D credits and $0.1 million of uncertain tax positions related to foreign jurisdictions. As of December 31, 2021, the Company had uncertain tax positions of $4.2 million and $1.5 million related to U.S. Federal and California R&D credits, respectively and $0.1 million related to foreign jurisdictions. As of December 31, 2022, the unrecognized tax benefits related to U.S. Federal and California R&D credits, if realized, would not impact the effective tax rate because of the valuation allowances and the uncertain tax position related to foreign jurisdictions as of December 31, 2022 would impact the effective tax rate if realized. During 2022, the Company completed a research and development tax credit study for US federal and California, which resulted in immaterial changes to the research and development tax credit amount. However, the completion of the study resulted in a partial recognition of the deferred tax asset for research and development tax credit, which did not impact the effective tax rate due to the valuation allowance. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not accrue any material interest or penalties during 2022 and 2021.

A reconciliation of beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	December 31,
	2022	2021	2020
Gross amount of unrecognized tax benefits as of the beginning of the year	$5,786	$2,811	$2,184
Additions based on tax positions related to a prior year	—	853	—
Additions based on tax positions related to the current year	963	2,154	627
Reductions based on tax positions related to a prior year	(4,687)	(32)	—
Reductions resulting from statute of limitation lapses	(19)	—	—
Gross amount of unrecognized tax benefits as of the end of the year	$2,043	$5,786	$2,811
The Company files income tax returns in the U.S. and foreign jurisdictions and is subject to income tax examinations by taxing authorities in federal, state and foreign jurisdictions with varying statutes of limitations. The federal statute of limitations is three years and the state statutes of limitations are three to four years. Due to net operating loss carryforwards, the federal and state statutes of limitations remain open for tax years 2011 and thereafter. Foreign statute of limitations vary by country with open tax years ranging from 2018 - 2022. The Company is currently under audit for income tax in a single foreign jurisdiction. The audit is ongoing but is not expected to materially impact the consolidated financial statements.
Under Section 382 of the Tax Reform Act of 1986, the Company’s domestic net operating loss carryforwards may be limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. The Company completed a Section 382 study in 2022 and determined that its domestic net operating loss carryforwards were not materially limited. The impact of any limitations that may be imposed due to such ownership changes has not been determined for the year ended 2022.
On December 22, 2017, the United States passed the Tax Cuts and Jobs Act (the “Tax Act”) which enacts a broad range of changes to the US Tax Code. The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The Company recognizes the expense related to GILTI in the year the tax is incurred.
In addition, the Tax Act amended the Section 174 rules relating to the federal tax treatment of R&D expenditures paid or incurred during the year. The new Section 174 rules, beginning with the 2022 tax year, require taxpayers to capitalize and amortize specific R&D expenditures over a period of five years and fifteen years for domestic and foreign R&D, respectively. As such, qualified R&D expenditures for the current year have been capitalized and amortized in accordance with the amended Section 174 rules.
11. Stock-based Compensation
A summary of the Company’s stock-based compensation expense as recognized on the consolidated statements of operations is presented in thousands below:

	Years ended December 31,
	2022	2021	2020
Cost of revenue	$2,852	$617	$166
Research and development	6,738	1,924	1,307
Sales and marketing	12,044	3,495	1,794
General and administrative	11,126	4,630	2,917
Total stock-based compensation expense	$32,760	$10,666	$6,184

2021 Equity Incentive Plan
In September 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the 2012 Equity Incentive Plan (the “2012 Plan”) with the purpose of granting stock-based awards to employees, directors, officers and consultants such as stock options, restricted stock awards and restricted stock units (RSUs). The Company’s compensation committee administers the 2021 Plan. A total of 7,276,000 shares of Class A common stock were initially available for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan will also include a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this sentence is 14,913,309 shares). The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan is subject to an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 8,085,000 shares; (ii) 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount as the Company’s board of directors may determine. As of December 31, 2022, there were 6,100,343 stock-based awards issued and outstanding and 5,309,365 shares available for issuance under the 2021 Plan.
2012 Equity Incentive Plan
The 2012 Plan, which was amended in March 2021, was terminated in September 2021, in connection with the adoption of the 2021 Plan, and stock-based awards are no longer granted under the 2012 Plan. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of December 31, 2022, the Company has not issued any stock appreciation rights.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective concurrent with the completion of the IPO, and established an initial reserve of 1,617,000 shares of common stock. The 2021 ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 1,617,000 shares; (ii) 1% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount determined by the plan administrator. As of December 31, 2022 and 2021, 461,941 and zero shares had been purchased under the 2021 ESPP.
Except for the initial offering period, the ESPP provides for a 12-month offering period beginning November 15 and May 15 of each year, and each offering period will consist of two six-month purchase periods. The initial offering period began on October 1, 2021 and ended on November 15, 2022. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date, or (2) the fair market value of its common stock on the purchase date. If such fair market value decreases from the offering date to the applicable purchase date, the offering period will terminate after the purchase of shares and all participants will be automatically enrolled in the next offering period (a “rollover event”). The first purchase period of the initial offering period began on October 1, 2021 and ended on May 15, 2022 after the first purchase was completed as a result of a rollover event.
As per the Agreement and Plan of Merger (the “Merger Agreement”) entered on October 10, 2022, the last purchase under the 2021 ESPP occurred on November 15, 2022.

Restricted Stock Units
The Company grants RSUs that generally vest over one to four years. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2022 and 2021 was $96.3 million and $47.2 million, respectively.
A summary of the Company’s unvested RSUs and activity for the year ended December 31, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,702,724	$27.49
Granted	5,269,990	18.28
Vested	(415,876)	27.26
Canceled	(456,495)	19.43
Outstanding at December 31, 2022	6,100,343	20.16
As of December 31, 2022, and 2021 there was $113.0 million and $45.4 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 3.0 years using the straight-line method.
Stock Options
A summary of the Company’s stock option activity and related information for the year ended December 31, 2022 is as follows:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2021	14,219,587	$5.10	6.4	$306,981
Options granted	—
Options exercised	(3,445,917)	2.60
Options canceled	(450,313)	8.92
Balances as of December 31, 2022	10,323,357	5.81	6.2	173,953
As of December 31, 2022
Vested and exercisable	7,939,709	4.53	5.8	145,168
As of December 31, 2022, there was $13.6 million of unrecognized compensation expense related to non-vested stock options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.8 years.
2021 Employee Stock Purchase Plan
All stock-based compensation to employees, including the purchase rights issued under the Company's 2021 ESPP, is based on the fair value of the awards on the date of grant. This cost is recognized as an expense following the straight-line attribution method, over the requisite service period and over the offering period, for the purchase rights issued under the 2021 ESPP. See Note 2. Summary of Significant Accounting Policies for a discussion of the assumptions used to estimate the fair value of the purchase rights.

12. Redeemable Convertible Preferred Stock and Related Warrants and Option
Upon closing of the IPO, all 42,778,408 shares of the Company’s then-outstanding redeemable convertible preferred stock, including the option to purchase 1,935,789 shared which was exercised in April 2021, automatically converted to a one-to-one basis to shares of Class B common stock.
Preferred Stock
In connection with the IPO, the Company amended and restated its certificate of incorporation, which authorized 100,000,000 shares of undesignated preferred stock, with a par value of $0.001. As of December 31, 2022, there were 100,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.
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
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary stockholders for the periods presented, as their effect would have been anti-dilutive:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Redeemable convertible preferred stock	—	—	40,843
Stock options	8,124	10,601	6,289
Restricted stock units	634	155	351
Convertible preferred stock warrants and option	—	—	2,347
Other awards including contingently issuable shares	—	55	100
Total anti-dilutive shares	8,758	10,811	49,930
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
15. Related Party Transactions
In April 2021, the Company sold an aggregate of 1,935,789 shares of our Series E-1 redeemable convertible preferred stock to a related party investor at a purchase price of $10.33 per share, for an aggregate purchase price of $20.0 million.
KKR & Co. Inc. (“KKR”) is a U.S.-based investment firm. Funds controlled by KKR held approximately 5.2% and 5.4% of the Company’s capital stock as of December 31, 2022 and 2021, respectively. KKR has representation on the Company’s board of directors. During the years ended December 31, 2022 and 2021, the Company recognized revenue of $5.4 million and $4.6 million with KKR affiliates, respectively. The Company had $1.3 million and $1.5 million in aggregate accounts receivable recorded related to these agreements at December 31, 2022 and 2021, respectively.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 framework"). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this item is incorporated by reference to the definitive proxy statement relating to our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 (the “2023 Proxy Statement”).
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the 2023 Proxy Statement.

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
Exhibits
The following documents are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated below.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1††	Agreement and Plan of Merger, dated October 10, 2022, among Project Fortress Parent, LLC, Project Fortress Merger Sub, Inc. and ForgeRock, Inc.	8-K	001-40787	2.1	October 11, 2022
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-40787	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the registrant.	10-Q	001-40787	3.2	November 12, 2021
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-259016	4.1	September 7, 2021
4.2	Amended and Restated Investors’ Rights Agreement, among the registrant and certain holders of its capital stock, dated as of April 6, 2020, as amended on April 21, 2021.	S-1	333-259016	4.2	August 23, 2021
4.3	Description of Capital Stock.	10-K	001-40787	4.3	March 9, 2022
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-259016	10.1	August 23, 2021
10.2+	ForgeRock, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-259016	10.2	September 7, 2021
10.3+	ForgeRock, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-259016	10.3	September 7, 2021
10.4+	ForgeRock, Inc. 2012 Equity Incentive Plan and related form agreements.	S-1/A	333-259016	10.4	September 7, 2021
10.5+	ForgeRock, Inc. 2021 Executive Incentive Compensation Plan and related form agreements.	S-1	333-259016	10.5	August 23, 2021
10.6+	Outside Director Compensation Policy.	S-1	333-259016	10.6	August 23, 2021
10.7+	Change in Control and Severance Policy and related form agreements.	S-1	333-259016	10.7	August 23, 2021
10.8+	Confirmatory Employment Letter between the registrant and Francis Rosch, dated as of September 2, 2021.	S-1/A	333-259016	10.8	September 7, 2021
10.9+	Confirmatory Employment Letter between the registrant and John Fernandez, dated as of September 2, 2021.	S-1/A	333-259016	10.9	September 7, 2021
10.10+	Confirmatory Employment Letter between the registrant and Pete Angstadt, dated as of September 2, 2021.	S-1/A	333-259016	10.10	September 7, 2021
10.11+	Confirmatory Employment Letter between the registrant and Peter Barker, dated as of March 7, 2022.	10-K	001-40787	10.11	March 9, 2022
10.12+*	Confirmatory Employment Letter between the registrant and Samuel Fleischmann, dated as of October 4, 2021.
10.13	Amended and Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, dated as of March 11, 2020.	S-1/A	333-259016	10.11	September 7, 2021
10.14	Office Lease Agreement between CA-Mission Street Limited Partnership and the registrant, dated as of November 19, 2014.	S-1	333-259016	10.14	August 23, 2021

Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.15	First Amendment to Lease between the registrant and CA-Mission Street Limited Partnership, dated November 8, 2021.	10-Q	001-40787	10.9	November, 12, 2021
10.16††	Form of Voting Agreement, dated as of October 10, 2022, by and among Project Fortress Parent, LLC, ForgeRock, Inc. and certain stockholders of ForgeRock, Inc.	8-K	001-40787	10.1	October 11, 2022
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature pages hereto.)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________
*Filed herewith.
+    Indicates management contract or compensatory plan.
††    Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. ForgeRock will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. ForgeRock may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
†    The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ForgeRock, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2023.

FORGEROCK, INC.

By:	/s/ Francis Rosch
Francis Rosch
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Francis Rosch, John Fernandez and Sam Fleischmann, and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis Rosch	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Francis Rosch

/s/ John Fernandez	Chief Financial Officer and Executive Vice President of Global Operations	March 1, 2023
John Fernandez
(Principal Financial Officer and Principal Accounting Officer)

/s/ Johanna Flower	Director	March 1, 2023
Johanna Flower

/s/ Bruce Golden	Director	March 1, 2023
Bruce Golden

/s/ Arun Mathew	Director	March 1, 2023
Arun Mathew

/s/ Alex Ott	Director	March 1, 2023
Alex Ott

/s/ Jeff Parks	Director	March 1, 2023
Jeff Parks

/s/ Rinki Sethi	Director	March 1, 2023
Rinki Sethi

Signature	Title	Date

/s/ Maria Walker	Director	March 1, 2023
Maria Walker

/s/ Warren Weiss	Director	March 1, 2023
Warren Weiss

/s/ Dave Welsh	Director	March 1, 2023
Dave Welsh