Form 10-Q
period 2023-03-31
ForgeRock, Inc.
filed 2023-05-09
CIK 1543916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, there were 51,805,868 shares of the registrant's Class A common stock outstanding and 36,722,471 shares of the registrant's Class B common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$143,971	$128,803
Short-term investments	191,743	207,248
Accounts receivable, net of allowance for credit losses of $664 and $444, respectively	47,097	71,439
Contract assets	27,203	25,117
Deferred commissions	9,480	9,936
Prepaid expenses and other assets	15,891	14,810
Total current assets	435,385	457,353
Deferred commissions	20,740	20,379
Property and equipment, net	2,922	2,850
Operating lease right-of-use assets	9,816	10,190
Contract and other assets	3,784	3,408
Total assets	$472,647	$494,180
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,564	$4,587
Accrued compensation	15,735	24,836
Accrued expenses	8,649	9,475
Current portion of operating lease liability	1,941	1,902
Deferred revenue	78,315	82,036
Other liabilities	2,526	2,927
Total current liabilities	115,730	125,763
Long-term debt	39,643	39,611
Long-term operating lease liability	8,790	9,207
Deferred revenue	920	1,283
Other liabilities	2,585	2,150
Total liabilities	167,669	178,014
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock; $0.001 par value; 1,000,000 shares authorized as of March 31, 2023 and December 31, 2022, 51,507 and 49,782 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	51	50
Class B common stock; $0.001 par value; 500,000 shares authorized as of March 31, 2023 and December 31, 2022, 36,722 and 37,195 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	654,600	641,983
Accumulated other comprehensive income	5,823	4,193
Accumulated deficit	(355,533)	(330,097)
Total stockholders’ equity	304,978	316,166
Total liabilities and stockholders’ equity	$472,647	$494,180
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription term licenses	$25,557	$19,659
Subscription SaaS, support & maintenance	34,101	26,185
Perpetual licenses	65	86
Total subscriptions and perpetual licenses	59,723	45,930
Professional services	3,420	2,163
Total revenue	63,143	48,093
Cost of revenue:
Subscriptions and perpetual licenses	8,322	5,853
Professional services	3,478	2,850
Total cost of revenue	11,800	8,703
Gross profit	51,343	39,390
Operating expenses:
Research and development	17,203	14,479
Sales and marketing	36,451	26,978
General and administrative	15,868	13,545
Acquisition-related costs	6,947	—
Total operating expenses	76,469	55,002
Operating loss	(25,126)	(15,612)
Foreign currency gain (loss)	(542)	435
Interest expense	(1,135)	(899)
Other income, net	1,836	68
Interest and other income (expense), net	159	(396)
Loss before income taxes	(24,967)	(16,008)
Provision for income taxes	469	462
Net loss	$(25,436)	$(16,470)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.29)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	87,463	83,766

See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(25,436)	$(16,470)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale securities	1,591	(1,686)
Net foreign currency translation gain (loss)	39	(292)
Total comprehensive loss	$(23,806)	$(18,448)
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Three Months Ended March 31, 2023 and 2022
	Class A and Class B common stock and Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2021	82,648,825	$83	$593,196	$6,672	$(263,825)	$336,126
Stock-based compensation expense	—	—	6,460	—	—	6,460
Issuance of common stock under stock option plans, net	1,602,727	1	2,178	—	—	2,179
Unrealized loss on available-for-sale securities	—	—	—	(1,686)	—	(1,686)
Foreign currency translation adjustment	—	—	—	(292)	—	(292)
Net loss	—	—	—	—	(16,470)	(16,470)
Balances at March 31, 2022	84,251,552	$84	$601,834	$4,694	$(280,295)	$326,317

Balances at December 31, 2022	86,977,070	$87	$641,983	$4,193	$(330,097)	$316,166
Stock-based compensation expense	—	—	10,183	—	—	10,183
Issuance of common stock under stock option plans, net	766,193	1	6,337	—	—	6,338
Releases of restricted stock, net of tax withholding	485,737	—	(3,903)	—	—	(3,903)
Unrealized gain on available-for-sale securities	—	—	—	1,591	—	1,591
Foreign currency translation adjustment	—	—	—	39	—	39
Net loss	—	—	—	—	(25,436)	(25,436)
Balances at March 31, 2023	88,229,000	$88	$654,600	$5,823	$(355,533)	$304,978
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(25,436)	$(16,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	256	280
Noncash operating lease expense	613	535
Stock-based compensation expense	10,183	6,460
Amortization of deferred commissions	3,916	3,991
Foreign currency remeasurement loss (gain)	552	(620)
Amortization of premium / discount on short-term investments	(867)	646
Other	421	102
Changes in operating assets and liabilities:
Deferred commissions	(3,822)	(4,085)
Accounts receivable	25,158	17,321
Contract and other non-current assets	(2,275)	(122)
Prepaid expenses and other current assets	(913)	(893)
Operating lease liabilities	(634)	(499)
Accounts payable	3,957	(436)
Accrued expenses and other liabilities	(10,382)	(4,640)
Deferred revenue	(5,034)	(6,040)
Net cash used in operating activities	(4,307)	(4,470)
Investing activities:
Purchases of property and equipment	(285)	(488)
Purchases of short-term investments	(18,974)	(52,994)
Maturities of short-term investments	35,763	14,452
Sales of short-term investments	579	4,836
Net cash provided by (used in) investing activities	17,083	(34,194)
Financing activities:
Proceeds from exercises of employee stock options	6,338	2,179
Payment of offering costs	—	(141)
Employee payroll taxes paid for net shares settlement of restricted stock units	(3,903)	—
Net cash provided by financing activities	2,435	2,038
Effect of exchange rates on cash and cash equivalents and restricted cash	(50)	(200)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,161	(36,826)
Cash, cash equivalents and restricted cash, beginning of year	131,324	128,437
Cash, cash equivalents and restricted cash, end of period	$146,485	$91,611

Supplementary cash flow disclosure:
Short-term investments, end of period	$191,743	$272,785
Cash paid for interest	791	524

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$143,971	$91,580
Restricted cash included in prepaids and other current assets	2,514	31
Total cash and cash equivalents and restricted cash	$146,485	$91,611
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

Pending Merger

On October 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Fortress Parent, LLC (“Parent”) and Project Fortress Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub will merge with and into ForgeRock (the “Merger”) and ForgeRock will continue as the surviving corporation in the Merger, as a wholly owned subsidiary of Parent. Parent and Merger Sub are entities affiliated with Thoma Bravo.

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

In February 2023, ForgeRock and entities affiliated with Thoma Bravo entered into an agreement (the “Timing Agreement”) with the DOJ in connection with the Merger and the Second Request. Under the Timing Agreement, ForgeRock and Thoma Bravo agreed that they will certify compliance with the Second Request no earlier than May 1, 2023, and will not consummate the Merger less than 75 days after compliance with the Second Request. The Timing Agreement does not prevent ForgeRock and Thoma Bravo from consummating the Merger sooner if the DOJ closes its investigation of the Merger before that date. The expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act (and the absence of any agreement with any governmental authority not to consummate the Merger) is the only remaining approval or regulatory condition required to consummate the closing of the Merger under the Merger Agreement.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three months ended March 31, 2023 and 2022 and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 and the related footnote disclosures are unaudited. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K on file with the SEC (“Annual Report”).

The interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that are necessary to state fairly the consolidated financial position of the Company as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period.

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
The COVID-19 pandemic resulted in a sustained global slowdown of economic activity that decreased demand for certain goods and services, including possibly from the Company’s customers. While we have not experienced significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2023, we are unable to accurately predict the extent to which the COVID-19 pandemic or future health epidemics may impact our business, results of operations and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. If the pandemic or its impact changes, the Company’s judgments or estimates will also change, and those changes could materially impact the Company’s condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Except for the policies updated below, there have been no significant changes from the significant accounting policies disclosed in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of the Annual Report.

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

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (expense), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three months ended March 31, 2023 and 2022. As of March 31, 2023, and December 31, 2022, no allowance for credit losses in short-term investments was recorded.

Interest income is reported within Interest and other income (expense), net in the condensed consolidated statements of operations. Realized gains and losses are determined based on the specific identification method and are reported in Interest and other income (expense), net in the consolidated statements of operations.

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

Third Party Hosted Services

The Company relies on the technology, infrastructure, and software applications, including software-as-a-service offerings, of third parties in order to host or operate certain key products and functions of its business. Our customers rely on these third-party hosted services retaining a high level of uptime. Through March 31, 2023, the Company has not incurred any significant service level credits to its customers.

Collaborative Arrangements

The Company has entered into collaborative arrangements with three partners in order to develop future versions of and enhance the features and functionality of its identity software and SaaS services. These arrangements have been determined to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. These arrangements also include research, development and commercial activities. The terms of the Company’s collaborative arrangements include (i) revenue on sales of licensed products, (ii) royalties on net sales of licensed products, and (iii) reimbursements for research and development expenses. In the three months ended March 31, 2023 and 2022, the Company recognized revenue of $2.1 million and $1.3 million, respectively and immaterial amounts of royalty expenses related to collaborative arrangements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), which changes the existing incurred loss impairment model for financial assets held at amortized cost. The new model uses a forward-looking expected loss method to calculate credit loss estimates. ASU 2016-13 also modified the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. ASU 2016-13 and its amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption was permitted. The Company adopted the requirements of ASU 2016-13 as of January 1, 2022 on a modified retrospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Revenue by geographic region is based on the delivery address of the customer and is summarized in the below table (in thousands):

	Three Months Ended March 31,
	2023	2022
Americas	$34,112	$24,751
EMEA	24,172	17,101
APAC	4,859	6,241
Total revenue	$63,143	$48,093

The Company’s revenue from the United States was $30.3 million for the three months ended March 31, 2023. The Company’s revenue from the United States was $22.4 million for the three months ended March 31, 2022. The Company’s revenue from the United Kingdom was $7.3 million for the three months ended March 31, 2023. The Company’s revenue from the United Kingdom was $4.8 million for the three months ended March 31, 2022. No other individual country exceeded 10% of the Company’s total quarterly revenue.

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

	Three Months Ended March 31,
	2023	2022
Revenue:
Multi-year term licenses	$15,264	$8,186
1-year term licenses	10,293	11,473
Total subscription term licenses	25,557	19,659
Subscription SaaS, support & maintenance	34,101	26,185
Perpetual licenses	65	86
Total subscriptions and perpetual licenses	59,723	45,930
Professional services	3,420	2,163
Total revenue	$63,143	$48,093
Contract Assets and Deferred Revenue
Contract assets and deferred revenue from contracts with customers were as follows (in thousands):

	March 31, 2023	December 31, 2022
Contract assets	$27,472	$25,242
Deferred revenue	79,235	83,319

Generally, the Company invoices its customers at the time a customer enters into a binding contract. However, the Company may offer invoicing and payment installments for certain multi-year arrangements. In these instances, timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are recorded when revenue is recognized prior to invoicing. Contract assets are transferred to accounts receivable upon customer invoicing. Beginning of the period contract asset amounts transferred to accounts receivable during the period were $7.1 million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively.

Deferred revenue is recorded when invoicing occurs before revenue is recognized. Revenue recognized that was included in the deferred revenue balance at the beginning of the period was $36.6 million and $28.4 million for the three months ended March 31, 2023 and 2022, respectively.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) represents transaction price allocated to still unsatisfied or partially satisfied performance obligations. Those obligations are recorded as deferred revenue or contractually stated or committed orders under multi-year billing plans for subscription and perpetual licenses, Software as a Service (“SaaS”) and support & maintenance contracts for which the associated deferred revenue has not yet been recorded.

As of March 31, 2023, total remaining non-cancellable performance obligations under the Company’s subscriptions and perpetual license contracts with customers was approximately $218.2 million. Of this amount, the Company expects to recognize revenue of approximately $125.5 million, or 57%, over the next 12 months, with the balance to be recognized as revenue thereafter.

The Company excludes the transaction price allocated to RPOs that have original expected durations of one year or less such as professional services and training.

Contract Costs
The following table summarizes the account activity of deferred commissions for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$30,315	$24,058
Additions to deferred commissions	3,821	4,085
Amortization of deferred commissions	(3,916)	(3,991)
Ending balance	$30,220	$24,152

	March 31, 2023	December 31, 2022
Deferred commissions, current	$9,480	$9,936
Deferred commissions, noncurrent	20,740	20,379
Total deferred commissions	$30,220	$30,315

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

Major Customers

As of March 31, 2023 one customer represented 12% of accounts receivable. As of December 31, 2022, no single customer represented greater than 10% of accounts receivable. The Company does not require collateral to secure trade receivable balances. For the three months ended March 31, 2023 and 2022, no single customer represented greater than 10% of revenue.

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities held by value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$106,319	$—	$—	$106,319
Total cash equivalents	106,319	—	—	106,319
Commercial paper	—	64,110	—	64,110
Asset-backed securities	—	16,802	—	16,802
Corporate debt securities	—	68,528	—	68,528
U.S. treasury bonds	—	42,303	—	42,303
Total short-term investments	—	191,743	—	191,743
Total cash equivalents and short-term investments	$106,319	$191,743	$—	$298,062

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$91,376	$—	$—	$91,376
Total cash equivalents	91,376	—	—	91,376
Commercial paper	—	47,840	—	47,840
Asset-backed securities	—	17,198	—	17,198
Corporate debt securities	—	98,798	—	98,798
U.S. treasury bonds	—	43,412	—	43,412
Total short-term investments	—	207,248	—	207,248
Total cash equivalents and short-term investments	$91,376	$207,248	$—	$298,624

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

5. Cash Equivalents and Short-Term Investments

The amortized cost, unrealized loss and estimated fair value of the Company’s cash equivalents and short-term investments as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$106,319	$—	$—	$106,319
Total cash equivalents	106,319	—	—	106,319
Short-term investments
Commercial paper	64,069	104	(63)	64,110
Asset-backed securities	17,080	—	(278)	16,802
Corporate debt securities	68,832	9	(313)	68,528
U.S. treasury bonds	42,735	1	(432)	42,303
Short-term investments	192,716	113	(1,086)	191,743
Total	$299,035	$113	$(1,086)	$298,062

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$91,376	$—	$—	$91,376
Total cash equivalents	91,376	—	—	91,376
Short-term investments
Commercial paper	47,840	—	—	47,840
Asset-backed securities	17,623	—	(425)	17,198
Corporate debt securities	99,599	1	(802)	98,798
U.S. treasury bonds	44,154	—	(742)	43,411
Short-term investments	209,216	1	(1,969)	207,248
Total	$300,592	$1	$(1,969)	$298,624

All short-term investments were designated as available-for-sale securities as of March 31, 2023 and December 31, 2022.

The following table presents the contractual maturities of the Company’s short-term investments as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$170,626	$169,923
Due between one to five years	22,090	21,820
Total	$192,716	$191,743

	December 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$209,216	$207,248
Due between one to five years	—	—
Total	$209,216	$207,248

As of March 31, 2023, the Company did not have any unsettled purchases or unsettled maturities of short-term investments. The following table presents the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of March 31, 2023.

	March 31, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses
Cash equivalents:
Money market funds	$106,319	$—	$—	$—	$106,319	—	$—
Total cash equivalents	106,319	—	—	—	106,319		—
Short-term investments
Commercial paper	64,110	(63)	—	—	64,110		(63)
Asset-backed securities	5,206	(33)	11,596	(245)	16,802		(278)
Corporate debt securities	36,271	(73)	32,257	(240)	68,528		(313)
U.S. treasury bonds	16,193	(54)	26,110	(378)	42,303		(432)
Short-term investments	121,780	(223)	69,963	(863)	191,743		(1,086)
Total	$228,099	$(223)	$69,963	$(863)	$298,062		$(1,086)

The Company had short-term investments with a market value of $191.7 million in unrealized loss positions as of March 31, 2023. Gross unrealized losses from available-for-sale securities were $1.1 million as of March 31, 2023 and realized losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income were $0.6 million for the three months ended March 31, 2023.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non- credit related factors. Subsequent to the balance sheet date, the Company sold all of its marketable securities and converted them into money market funds and U.S. treasury bonds. The sale of securities was completed in April and resulted in a realized loss of $0.6 million.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

Three Months Ended March 31, 2023
Operating lease expense	$707
Variable lease expense	188
Total lease expense	$895

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed consolidated statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases:

Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$639
Weighted-average remaining lease term (years)
Operating leases	6.1
Weighted-average discount rate
Operating leases	5.5%

The following table summarizes the maturities of lease liabilities as of March 31, 2023 (in thousands):

2023 (9 months remaining)	$2,509
2024	2,148
2025	1,922
2026	1,759
2027	1,774
Thereafter	3,062
Total future minimum lease payments	13,174
Less: Imputed interest	(2,443)
Present value of future minimum lease payments	10,731
Less: Current portion of operating lease liability	(1,941)
Long-term operating lease liability	$8,790

7. Debt
The following table presents total debt outstanding (in thousands, except interest rates):

	March 31, 2023		December 31, 2022
	Amount	Interest Rate	Amount	Interest Rate
$10.0 million March 2019	$10,000	8.00%	$10,000	8.00%
$10.0 million September 2019	10,000	8.00%	10,000	8.00%
$10.0 million December 2021	10,000	8.00%	10,000	8.00%
$10.0 million March 2020	10,000	8.00%	10,000	8.00%
Less: debt discount	(357)		(389)
Total debt, net of debt discount	39,643		39,611
Less: current portion	—		—
Total long-term debt	$39,643		$39,611

In September 2021, the Company executed an amendment to the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. (“TriplePoint”) and TriplePoint Capital LLC (the “A&R Loan Agreement”), which amends and restates the Loan and Security Agreement entered into in March 2016 with TriplePoint. The payments on all cash advances are interest only. The A&R Loan Agreement became effective once the registration statement in connection with the initial public offering was declared effective on September 16, 2021. The key provisions of the amendment include: (1) a covenant requiring the maintenance of a $20.0 million cash balance when an event of default exits, (2) change in the interest rate for outstanding term loan to be eight percent (8.00%) per annum on the existing loans, (3) extension of the maturity dates by twenty-four months, (4) change in the prepayment penalties and (5) and a change in the end-of-term interest payments. The principal will be due at the end of the term of the respective advance. The A&R Loan Agreement is secured by substantially all the Company’s assets, excluding its intellectual property, which was subject to a negative pledge. The A&R Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, including, among other things, restrictions on indebtedness, liens, investments, dividends and other distributions.

The A&R Loan Agreement was accounted for as a modification and not an extinguishment as the terms of the Company’s outstanding debt were not substantially different from the original terms. The Company amortizes the debt issuance costs as interest expense using the effective interest method over the remaining term of the loan.

As of March 31, 2023 and December 31, 2022, accrued interest for the end-of-term payments was $2.4 million and $2.0 million, respectively. The annualized effective interest rate on debt was 9.77% and 9.01% for the three months ended March 31, 2023 and year ended December 31, 2022, respectively. As of March 31, 2023, the Company was in compliance with the covenants set forth in the A&R Loan Agreement.
Future principal payments on outstanding borrowings as of March 31, 2023 are as follows:

Years ending:
2023 (9 months remaining)	$—
2024	—
2025	—
2026	—
2025	30,000
2026	10,000
Total	$40,000

8. Commitments and Contingencies

Letters of Credit

As of March 31, 2023 and December 31, 2022, the Company had outstanding letters of credit under an office lease agreement that totaled $0.6 million, which primarily guaranteed early termination fees in the event of default. The letters of credit are not collateralized.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, information technology operations and marketing events. Total noncancellable purchase commitments as of March 31, 2023 were approximately $42.5 million as follows:

2023	$17,519
2024	25,000
$42,519

Acquisition-Related Costs and Contingencies
The completion of the Merger with Thoma Bravo remains subject to customary closing conditions. As part of the Merger, the Company has incurred $6.9 million in merger-related expenses for the three months ended March 31, 2023 and expects to incur additional costs through the closing of the transaction, including approximately $26.5 million that are primarily contingent on consummation of the Merger. These expenditures include banker fees, legal fees and other third-party professional fees.

Employee Benefit Plans

The Company has a 401(k) Savings Plan (“the 401(k) Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The 401(k) Plan and other pension plans that the Company provides or is mandated to provide are all defined contribution plans. During the three months ended March 31, 2023 and 2022, the Company’s 401(k) and other pension plan contributions were $1.4 million and $1.1 million, respectively.

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

The Company has entered into service-level agreements with a majority of its customers defining levels of support response times and SaaS uptimes, as applicable. In a very small percentage of the Company's arrangements, the Company allows customers to terminate their agreements if the Company fails to meet those levels. In such instances, the customer would be entitled to a refund of prepaid unused subscription or support & maintenance fees. To date, the Company has not experienced any significant failures to meet defined support response times or SaaS uptimes pursuant to those agreements and has not accrued any liabilities related to these agreements in the condensed consolidated financial statements.

The Company has not been obligated to make any payments for contingent indemnification obligations in respect to third-party claims, and no liabilities have been recorded for these obligations as of March 31, 2023.

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

9. Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded a tax provision of $0.5 million and $0.5 million, respectively. The effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against deferred tax assets.

10. Stock-based Compensation

A summary of the Company’s stock-based compensation expense as recognized on the condensed consolidated statements of operations is presented below (in thousands):

	Three months ended March 31,
	2023	2022
Cost of revenue	$1,005	$517
Research and development	2,010	1,400
Sales and marketing	3,940	2,258
General and administrative	3,228	2,285
Total stock-based compensation	$10,183	$6,460

2021 Equity Incentive Plan

In September 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the 2012 Equity Incentive Plan (the “2012 Plan”) with the purpose of granting stock-based awards to employees, directors, officers and consultants such as stock options, restricted stock awards and restricted stock units (RSUs). The Company’s compensation committee administers the 2021 Plan. A total of 7,276,000 shares of Class A common stock were initially available for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan will also include a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this sentence is 14,913,309 shares). The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan is subject to an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 8,085,000 shares; (ii) 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount as the Company’s board of directors may determine. As of March 31, 2023, there were 5,919,969 stock-based awards issued and outstanding and 9,404,214 shares available for issuance under the 2021 Plan.

2012 Equity Incentive Plan

The 2012 Plan, which was amended in March 2021, was terminated in September 2021, in connection with the adoption of the 2021 Plan, and stock-based awards are no longer granted under the 2012 Plan. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of March 31, 2023, the Company has not issued any stock appreciation rights.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective concurrent with the completion of the IPO, and established an initial reserve of 1,617,000 shares of common stock. The 2021 ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 1,617,000 shares; (ii) 1% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount determined by the plan administrator. No shares were purchased in the three months ended March 31, 2023 and 2022 under the 2021 ESPP.

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

As per the Merger Agreement, the last purchase under the 2021 ESPP occurred on November 15, 2022.

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. The total grant-date fair value of RSUs granted was $7.9 million and $23.0 million during the three months ended March 31, 2023 and 2022, respectively.

A summary of the Company’s unvested RSUs and activity for the three months ended March 31, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	6,100,343	$20.16
Granted	393,537	20.15
Released	(485,737)	16.07
Canceled	(88,174)	20.61
Outstanding at March 31, 2023	5,919,969	20.48

As of March 31, 2023, there was $110.5 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 3.2 years using the straight-line method.

Stock Options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2023 is as follows:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	10,194,694	$5.81	6.2	$173,953
Options granted	—	—
Options exercised	(644,012)	3.80
Options forfeited	(45,253)	11.60
Balance at March 31, 2023	9,505,429	5.92	6.0	141,618
As of March 31, 2023:
Vested and exercisable	7,630,838	4.75	5.6	121,683

As of March 31, 2023, there was $11.7 million of unrecognized compensation expense related to non-vested stock options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.7 years. No stock options were granted during the three months ended March 31, 2023.

11. Stockholders’ Equity

Preferred Stock

In connection with the IPO, the Company amended and restated its certificate of incorporation, which became effective immediately prior to the closing of the Company’s offering and which authorized 100,000,000 shares of undesignated preferred stock, with a par value of $0.001. As of March 31, 2023, there were 100,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.

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

12. Net Loss Per Share

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

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary stockholders for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Stock options	6,872	8,361
Restricted stock units	984	174
Total anti-dilutive shares	7,856	8,535

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

13. Related Party Transactions

KKR & Co. Inc. (“KKR”) is a U.S.-based investment firm. Funds controlled by KKR held approximately 5.1% and 5.3% of the Company’s capital stock as of March 31, 2023 and 2022, respectively. KKR has representation on the Company’s board of directors. During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $0.7 million and $0.6 million with KKR affiliates, respectively. The Company had less than $0.1 million and $0.2 million in aggregate accounts receivable recorded related to these agreements at March 31, 2023 and 2022, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note numbers refer to “Notes to Condensed Consolidated Financial Statements” in Item 1. Unaudited Financial Statements.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including information with respect to our plans and strategy for our business and forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We Generate Substantially All of Our Revenue From Subscriptions

Our revenue includes recurring revenue from term licenses, SaaS, and maintenance and support (which we refer to collectively as our subscription revenue). We generate substantially all of our revenue from the sale of subscriptions (which excludes perpetual licenses), which accounted for 95% and 96% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. We have significantly reduced our percentage of revenue from perpetual licenses to 1% or less for each of the three months ended March 31, 2023 and 2022. The remainder of our revenue is from professional services, which represented 5% and 4% of our revenue for the three months ended March 31, 2023 and 2022, respectively. We enable our customers to choose how they want to deploy our software in their heterogeneous environments, including self-managed environments such as public and private cloud environments, and through our SaaS offering, ForgeRock Identity Cloud, or a combination of both. Our subscription contracts are typically non-cancelable and non-refundable, and are largely billed annually upfront. Our pricing is generally based on the deployment method (SaaS or self-managed), products purchased, identity type (consumer, workforce, or IoT and services), and number of identities managed.

We Focus on Global Enterprises and Large Organizations, Who are Prioritizing Investments in Identity

Our go-to-market strategy is primarily focused on selling to large global enterprises, who are consistently investing in identity as a top priority. We focus our sales efforts on decision makers with a purview across the enterprise such as Chief Information Officers, or CIOs, Chief Information Security Officers, or CISOs, Chief Digital Officers, or CDOs, and Chief Technology Officers, or CTOs. We are also increasing our focus on line-of-business owners and developers as core stakeholders. We have been operating globally since our founding and 46% of our revenue for the three months ended March 31, 2023 was generated from customers located in Europe, the Middle East and Africa, or EMEA, and the Asia-Pacific, or APAC, region, demonstrating the global demand for our offerings. Our customers are based in approximately 50 countries and across a diverse set of industries such as financial services, public sector, technology, telecom and media, medical, services, retail, and manufacturing. Many of our customers are recognized as leaders in their respective industries or public sectors.

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

We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. As of March 31, 2023 and 2022, we had 456 and 404 large customers with $100,000 of ARR or greater, respectively, representing 93% and 91% of our total ARR as of such dates. No single customer accounted for more than 10% of our total revenue or 4% of our total ARR for the three months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023 and 2022, our ARR was $237.6 million and $193.2 million, respectively, representing a year-over-year growth rate of 23%. We generate substantially all of our revenue from subscriptions, with 95% and 96% of our total revenue coming from subscriptions for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022 our total revenue was $63.1 million and $48.1 million, respectively, representing a year-over-year growth rate of 31%. In the same periods, we incurred net losses of $25.4 million and $16.5 million, respectively.

Pending Merger

On October 10, 2022, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into ForgeRock and ForgeRock will continue as the surviving corporation in the Merger, as a wholly owned subsidiary of Parent. Parent and Merger Sub are entities affiliated with Thoma Bravo.

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

In February 2023, ForgeRock and entities affiliated with Thoma Bravo entered into the Timing Agreement with the DOJ in connection with the Merger and the Second Request. Under the Timing Agreement, ForgeRock and Thoma Bravo agreed that they will certify compliance with the Second Request no earlier than May 1, 2023, and will not consummate the Merger less than 75 days after compliance with the Second Request. The Timing Agreement does not prevent ForgeRock and Thoma Bravo from consummating the Merger sooner if the DOJ closes its investigation of the Merger before that date. The expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act (and the absence of any agreement with any governmental authority not to consummate the Merger) is the only remaining approval or regulatory condition required to consummate the closing of the Merger under the Merger Agreement.

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

Seasonality

We experience seasonality in our business and believe seasonality will continue to affect our financial results. The purchasing patterns of our customers may coincide with their fiscal year end. Historically, a greater percentage of our annual subscription revenue from term-based licenses, which is recognized up front at the later of delivery or commencement of the license term, has been generated in the fourth quarter compared to other quarters.

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

The table below sets forth our ARR as of the end of March 31, 2023 and 2022.

	As of March 31,		Change
	2023	2022	Amount	Percent
	(In millions, except percentages)
ARR	$238	$193	$45	23%

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

Our Net Retention Rate for the three months ended March 31, 2023 was 111%.

The following table sets forth our Net Retention Rate as of the end of March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	Change

Net Retention Rate	111%	111%	—%

Number of Large Customers

We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. We had 456 large customers as of March 31, 2023, which represents a 13% increase compared to our large customer count of 404 as of March 31, 2022.

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

A reconciliation of Non-GAAP gross profit to GAAP gross profit, and non-GAAP gross margin to GAAP gross margin, is as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Gross Profit	$51,343	$39,390
Add: Stock-based compensation expense included in cost of revenue	1,005	517
Non-GAAP gross profit	$52,348	$39,907
Gross margin	81%	82%
Non-GAAP gross margin	83%	83%

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

A reconciliation of non-GAAP operating loss and non-GAAP operating margin to GAAP operating loss and GAAP operating margin, the most directly comparable GAAP measures, is as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Operating loss	$(25,126)	$(15,612)
Add: Stock-based compensation expense	10,183	6,460
Add: Acquisition-related costs	6,947	—
Non-GAAP operating loss	$(7,996)	$(9,152)
Operating margin	(40)%	(32)%
Non-GAAP operating margin	(13)%	(19)%
Adjusted EBITDA

We define Adjusted EBITDA as operating loss, adjusted for depreciation, stock-based compensation expense and acquisition-related costs.

A reconciliation of Adjusted EBITDA to operating loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating loss	$(25,126)	$(15,612)
Add: Depreciation	256	280
Add: Stock-based compensation expense	10,183	6,460
Add: Acquisition-related costs	6,947	—
Adjusted EBITDA	$(7,740)	$(8,872)

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment.

A reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(4,307)	$(4,470)
Less: Purchases of property and equipment	(285)	(488)
Free cash flow	$(4,592)	$(4,958)
Net cash used in investing activities	$17,083	$(34,194)
Net cash provided by financing activities	2,435	2,038
Cash paid for interest	791	524

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

Subscription SaaS, Support & Maintenance. We sell SaaS subscriptions for access to the ForgeRock Identity Cloud, our SaaS offering. We sell support & maintenance bundled with license in the self-managed software subscription offering, or as a standalone for the perpetual license support & maintenance renewal. For our SaaS offerings, we recognize revenue ratably over the period beginning on the latter of the commencement of the subscription term or the provisioning of the SaaS service, to the end of the subscription term. For support & maintenance, we recognize revenue ratably over the period beginning on the latter of the commencement of the subscription term or the delivery of the software to the end of the subscription term.

Perpetual Licenses. We also sell perpetual licenses to our self-managed solutions. Revenue from our perpetual licenses is recognized when the software is delivered or made available to the customer. In the three months ended March 31, 2023 and 2022, revenue from perpetual licenses represented less than 1% of our total revenue. This reflects a shift by our customers away from purchasing perpetual licenses in favor of subscription term licenses or SaaS subscriptions. We do not expect perpetual license revenue to be material in future periods.

Subscriptions and perpetual licenses revenue represented approximately 95% and 96% of our total revenue in the three months ended March 31, 2023 and 2022, respectively. We expect that substantially all our revenue will be generated from subscriptions for the foreseeable future. Our subscriptions revenue may fluctuate due to the timing and relative mix between revenue from subscription term licenses and subscription SaaS, support & maintenance. Over time, we expect a greater percentage of our subscriptions and perpetual licenses revenue will come from our ForgeRock Identity Cloud offering. This will have a negative impact on our near-term revenue growth as SaaS subscription revenue is recognized ratably.

Professional Services. Professional services consist primarily of fees from professional services provided to our customers and partners to configure and optimize the use of our solutions, as well as training services related to the configuration and operation of our solutions. Our professional services are generally priced on a time and materials or fixed package basis and is generally invoiced upfront. Revenue from professional services is recognized as the service hours are used or milestones are achieved. Revenue from our training services is recognized on the date the services are completed or ratably over the training subscription term.

Revenue from professional services represented 5% and 4% of our total revenue in the three months ended March 31, 2023 and 2022, respectively. We expect our professional services revenue to increase in absolute dollars as our business continues to grow, but we do not expect professional services revenue to fluctuate materially as a percentage of total revenue over time.

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

Gross Profit and Gross Margin

Gross profit (revenue less cost of revenue), and gross margin (gross profit as a percentage of total revenue), have been and will continue to be affected by various factors, including the timing of the acquisition of new customers and the renewal of and expansion of sales to existing customers, the mix between revenue from subscription term licenses and subscription SaaS, support & maintenance, the costs associated with operating our platform, the extent to which we expand our customer support team, and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. We expect our gross profit to increase in absolute dollars as total revenue increases but our gross margin to decrease as we invest further in our cloud-based infrastructure to support our subscription SaaS offering. We expect subscriptions and perpetual licenses cost of revenue to increase consistently with the growth in our subscriptions and perpetual licenses revenue, although our gross margin may fluctuate from period-to-period.

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

Acquisition-related costs. Acquisition-related costs primarily consist of legal and professional service fees incurred as part of the Company’s proposed acquisition by entities affiliated with Thoma Bravo.

Interest and Other Income (Expense), Net

Foreign Currency Gain (Loss). Foreign currency gain (loss) primarily consists of gains and losses incurred on transactions denominated in a currency other than the functional currency. We expect our exposure to fluctuations in foreign currencies will increase as we continue to expand our business internationally.

Interest Expense. Interest expense consists primarily of interest payments on our outstanding borrowings under our Credit Facilities as well as the amortization of associated deferred financing costs. See “Liquidity and Capital Resources” for additional information.

Other Income (Expense), Net. Other income (expense), net primarily consists of interest income, amortization of premium or discount on investments, gains or losses on sale or disposal of assets and miscellaneous fees.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenue:
Subscription term licenses	$25,557	$19,659
Subscription SaaS, support & maintenance	34,101	26,185
Perpetual licenses	65	86
Total subscriptions and perpetual licenses	59,723	45,930
Professional services	3,420	2,163
Total revenue	63,143	48,093
Cost of revenue:
Subscriptions and perpetual licenses	8,322	5,853
Professional services	3,478	2,850
Total cost of revenue (1)	11,800	8,703
Gross profit	51,343	39,390
Operating expenses:
Research and development (1)	17,203	14,479
Sales and marketing (1)	36,451	26,978
General and administrative (1)	15,868	13,545
Acquisition-related costs	6,947	—
Total operating expenses	76,469	55,002
Operating loss	(25,126)	(15,612)
Foreign currency gain (loss)	(542)	435
Interest expense	(1,135)	(899)
Other income, net	1,836	68
Interest and other income (expense), net	159	(396)
Loss before income taxes	(24,967)	(16,008)
Provision for income taxes	469	462
Net loss	$(25,436)	$(16,470)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cost of revenue	$1,005	$517
Research and development	2,010	1,400
Sales and marketing	3,940	2,258
General and administrative	3,228	2,285
Total stock-based compensation	$10,183	$6,460

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription term licenses	41%	41%
Subscription SaaS, support & maintenance	54	55
Perpetual licenses	0	0
Total subscriptions and perpetual licenses	95	96
Professional services	5	4
Total revenue	100	100
Cost of revenue:
Subscriptions and perpetual licenses	13	12
Professional services	6	6
Total cost of revenue	19	18
Gross profit	81	82
Operating expenses:
Research and development	27	30
Sales and marketing	58	56
General and administrative	25	28
Acquisition-related costs	11	—
Total operating expenses	121	114
Operating loss	(40)	(32)
Foreign currency gain (loss)	(1)	1
Interest expense	(2)	(2)
Other income, net	3	0
Interest and other income (expense), net	0	(1)
Loss before income taxes	(40)	(33)
Provision for income taxes	1	1
Net loss	(41)%	(34)%

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Revenue:
Subscription term licenses	$25,557	$19,659	$5,898	30%
Subscription SaaS, support & maintenance	34,101	26,185	7,916	30%
Perpetual licenses	65	86	(21)	(24)%
Total subscriptions and perpetual licenses	59,723	45,930	13,793	30%
Professional services	3,420	2,163	1,257	58%
Total revenue	$63,143	$48,093	$15,050	31%

Subscriptions and perpetual licenses revenue increased by $13.8 million, or 30%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Subscription term licenses revenue increased by $5.9 million or 30% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in subscription term licenses revenue was primarily driven by the longer subscription terms and the revenue recognition timing of when the term licenses were delivered. Subscription SaaS, support & maintenance revenue increased by $7.9 million or 30% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in SaaS, support & maintenance revenue was driven by the addition of new customers due to increased adoption of our SaaS solutions as well as an increase in the number of identities and additional modules sold to existing customers. The increase in support & maintenance revenue was primarily driven by the steady growth of the installed base.

Professional services revenue increased by $1.3 million or 58% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily driven by an increase in cloud onboarding services delivered by us in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Cost of Revenue:
Subscriptions and perpetual licenses	$8,322	$5,853	$2,469	42%
Professional services	3,478	2,850	628	22%
Total cost of revenue	$11,800	$8,703	$3,097	36%
Gross Margin
Subscriptions and perpetual licenses	86%	87%
Professional services	(2)%	(32)%
Total Gross Margin	81%	82%

Subscriptions and perpetual licenses cost of revenue increased by $2.5 million, or 42%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to a $1.4 million increase in headcount and related personnel costs to support the growth of our offerings, as well as a $1.0 million increase in SaaS costs, stemming from ongoing maintenance for our expanding customer base and our investment in cloud infrastructure costs for our ForgeRock Identity Cloud offering.

Professional services cost of revenue increased by $0.6 million, or 22%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily related to an increase in payroll-related costs driven by an increase in headcount.

Gross margin for subscriptions and perpetual licenses was 86% and 87% in the three months ended March 31, 2023 and the three months ended March 31, 2022, respectively. The decrease in gross margin for subscriptions and perpetual licenses was due to investments to support the anticipated growth in new customers. While our gross margins for subscription and perpetual licenses revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale. Gross margin for professional services improved to (2)% in the three months ended March 31, 2023 from (32)% in the three months ended March 31, 2022. The improvement in gross margin for professional services was due to an increase in revenue professional services delivery.

Operating Expenses

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Operating Expenses:
Research and development	$17,203	$14,479	$2,724	19%
Sales and marketing	36,451	26,978	9,473	35%
General and administrative	15,868	13,545	2,323	17%
Acquisition-related costs	6,947	—	6,947	—%
Total operating expenses	$69,522	$55,002	$14,520	26%

Research and Development. Research and development expenses increased $2.7 million, or 19%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase of $1.7 million in personnel costs related to higher headcount to support our continued research and development efforts in enhancing our offerings. Further there was a $0.5 million increase in event costs and a $0.3 million increase in cloud costs, including Google, related to our cloud strategy.

Sales and Marketing. Sales and marketing expenses increased $9.5 million, or 35% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to a $6.2 million increase in personnel costs related primarily to higher headcount, a $0.8 million increase in travel-related expenses due to the easing of COVID-19 pandemic travel restrictions and a $1.5 million increase in marketing costs as marketing events ramp back up in 2023.

General and Administrative. General and administrative expenses increased $2.3 million, or 17%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to a $2.1 million increase in personnel costs driven by higher headcount and an increase in stock-based compensation expense. There was also a $0.3 million increase in third-party professional fees due to an increase in audit and compliance fees as a result of being a public company and compliance and reporting obligations associated with internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act during the three months ended March 31, 2023.

Acquisition-related costs. Acquisition-related costs increased by $6.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was related to accruals of professional service and legal fees related to the proposed acquisition of the Company by entities affiliated with Thoma Bravo.
Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Interest and other income (expense), net
Foreign currency gain (loss)	$(542)	$435	$(977)	(225%)
Interest expense	(1,135)	(899)	(236)	26%
Other income, net	1,836	68	1,768	2600%
Interest and other income (expense), net	$159	$(396)	$555	(140%)

We recorded a net foreign currency loss of $0.5 million in the three months ended March 31, 2023 compared to a net foreign currency gain of $0.4 million in the three months ended March 31, 2022, primarily due to foreign currency remeasurement fluctuations on intercompany balances denominated in the US Dollar, Euro and British pound.

Interest expense did not significantly fluctuate between the three months ended March 31, 2023 and 2022.

Other income, net increased by $1.8 million primarily due to an increase in interest income from higher returns on investments as a result of rising interest rates.

Provision for Income Taxes

In the three months ended March 31, 2023 and 2022, we recorded a provision for income taxes of $0.5 million and $0.5 million, respectively. In the three months ended March 31, 2023 and 2022, the effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against those deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments of $335.7 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our short-term investments are comprised of marketable securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

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

In September 2021, we executed an amendment to the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, or the A&R Loan Agreement. The A&R Loan Agreement became effective once the registration statement in connection with the initial public offering was declared effective on September 16, 2021. The key provisions of the amendment include: (1) a covenant requiring the maintenance of a $20.0 million cash balance, (2) change in the interest rate for outstanding term loan to be ten percent (10.00%) per annum on the existing loans, (3) extension of the maturity dates by twenty-four months, (4) change in the prepayment penalties and (5) and a change in the prepayment premium. The principal will be due at the end of the term of the respective advance. As of March 31, 2023, the balance outstanding under our term loan facility was $40.0 million and is included in long-term debt on our condensed consolidated balance sheet.

All of our obligations under our term loan facility are guaranteed by ForgeRock US, Inc. and ForgeRock Limited and, subject to certain exceptions, secured by a security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge.

A significant majority of our customers pay in advance for their subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2023, we had deferred revenue of $79.2 million, of which $78.3 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Silicon Valley Bank

On March 10, 2023, Silicon Valley Bank (“SVB”), at which we maintained a portion of our cash and cash equivalents, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The failure of SVB exposed us to limited, temporary risks prior to the completion of the FDIC resolution of SVB in a manner that fully protects all depositors. We maintained cash and cash equivalents with other banks and this allowed us to meet our liquidity needs despite the SVB receivership. As a result of U.S. government intervention, account holders subsequently regained access to their accounts, including the uninsured portion of deposit accounts. Given the FDIC resolution, we did not realize any losses with respect to our funds that had been deposited with SVB. All material funds were moved from SVB to other banks shortly after the FDIC resolution.

Merger Agreement

On October 10, 2022, we entered into the Merger Agreement. We have agreed to various representations, warranties, covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. If the Merger Agreement is terminated in certain circumstances we would be required to pay Parent a termination fee of $60.0 million. In addition, without the consent of Parent, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring material capital expenditures above specified thresholds, or issuing additional debt. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

Cash Flows

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(4,307)	$(4,470)
Net cash provided by (used in) investing activities	17,083	(34,194)
Net cash provided by financing activities	2,435	2,038
Effects of changes in foreign currency exchange rates on cash and cash equivalents	(50)	(200)
Net increase (decrease) in cash and cash equivalents and restricted cash	$15,161	$(36,826)

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscription, support & maintenance services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Historically, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of equity securities and term loans.

During the three months ended March 31, 2023 cash used in operating activities was $4.3 million. This consisted primarily of a net loss of $25.4 million, adjusted for non-cash charges of $15.1 million and net cash outflows of $6.1 million used in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $10.2 million and amortization of deferred commissions of $3.9 million driven by the timing of revenue recognition. The primary drivers of the changes in operating assets and liabilities related to a change in accounts receivable of $25.2 million, a change in accrued expenses and other liabilities due to the timing of cash disbursements $(10.4) million, a change in deferred revenue of $(5.0) million, a change in deferred commissions of $(3.8) million driven by the timing of commission payments, and a $(2.3) million change in contract and other non-current assets due to the issuance of invoices and timing of revenue recognition.

During the three months ended March 31, 2022, cash used in operating activities was $4.5 million. This consisted primarily of a net loss of $16.5 million, adjusted for non-cash charges of $11.4 million and net cash outflows of $0.6 million used in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation expense of $6.5 million, and amortization of deferred commissions of $4.0 million. The primary drivers of the changes in operating assets and liabilities related to related to a change in accounts receivable of $17.3 million, a change in deferred revenue of $(6.0) million, a change in accrued expenses and other liabilities of $(4.6) million due to the timing of cash disbursements, and a change in deferred commissions of $(4.1) million driven by the timing of commission payments.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 of $17.1 million, which primarily consisted of purchases of marketable securities of $(19.0) million, purchases of property and equipment of $(0.3) million, and was offset by maturities and sales of marketable securities of $35.8 million and $0.6 million, respectively.

Net cash used in investing activities during the three months ended March 31, 2022 of $34.2 million, which primarily consisted of the purchase of available for sale securities of $53.0 million, partially offset by maturities and sales of marketable securities of 14.5 million and $4.8 million, respectively.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2023 was $2.4 million, which primarily consisted of proceeds from the exercise of employee stock options of $6.3 million, partially offset by employee payroll taxes paid for net shares settlement of restricted stock units of $(3.9) million.

Cash provided by financing activities during the three months ended March 31, 2022 was $2.0 million, which primarily consisted of proceeds from the exercise of employee stock options of $2.2 million.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022. For more information, please refer to our Annual Report on Form 10-K as well as “Note 2—Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars, British Pounds and Euros; however, we also have significant intercompany balances denominated in the Norwegian Krone. For the three months ended March 31, 2023 and 2022, we recorded a net gain (loss) of $(0.5) million and $0.4 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates have led to significant fluctuations in both our statement of operations and stockholders’ equity balance from quarter to quarter. We will continue to reassess our foreign exchange exposure as we continue to grow our business globally. A uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a corresponding increase or decrease in revenue for the three months ended March 31, 2023 and 2022 of approximately $2.8 million and $2.3 million, respectively. On September 30, 2021, we reclassified certain intercompany balances considered long-term in nature. Accordingly, foreign currency transaction gains and losses related to these balances are now being reported in the cumulative translation adjustment in shareholder's equity on the consolidated balance sheet since October 1, 2021.

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $335.7 million and $336.1 million as of March 31, 2023 and December 31, 2022, respectively. Our cash and cash equivalents are held in cash deposits, money market funds and marketable securities. As of March 31, 2023, we held $191.7 million in short-term investments made up of commercial paper, asset-backed securities, corporate debt securities and U.S. government debt securities which are available-for-sale. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Litigation Challenging the Merger

On November 28, 2022, a purported stockholder of the Company filed an action captioned Ryan O’Dell v. ForgeRock, Inc., et al., Case No. 22-cv-10077 (the “O’Dell Action”), in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, alleging violations of Sections 14(a) and 20(a) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”). The O’Dell Action generally alleged that the Company’s definitive proxy statement filed in connection with the proposed acquisition of the Company by entities affiliated with Thoma Bravo contained materially misleading disclosures and had material omissions. The O’Dell Action sought, among other things, to enjoin the proposed acquisition, unspecified compensatory damages, and attorneys’ fees. The O’Dell Action was voluntarily dismissed with prejudice on January 17, 2023.

On December 13, 2022, a purported stockholder of the Company filed an action captioned Joseph Post v. ForgeRock, Inc., et al., Case No. 22-cv-10516 (the “Post Action”), in the U.S. District Court for the Southern District of New York and, on December 14, 2022, another purported stockholder of the Company filed an action captioned Matthew Jones v. ForgeRock, Inc., et al., Case No. 22-cv-01589 (the “Jones Action” and, collectively, with the O’Dell Action and the Post Action, the “Actions”), in the U.S. District Court for the District of Delaware, against the Company and certain of its current officers and directors, alleging violations of Sections 14(a) and 20(a) of the Exchange Act. The allegations and remedies sought in the Post Action and Jones Action are substantially similar to those in the O’Dell Action. The Jones Action was voluntarily dismissed on February 14, 2023. The Company believes the Actions are without merit and intends to defend against the one remaining action, the Post Action, vigorously.

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

Risk Factor Summary

The material risks that may affect our business, financial condition or results of operations include, but are not limited to, those relating to the following:

Risks Related to the Proposed Merger
•The announcement and pendency of our agreement to be acquired by entities affiliated with Thoma Bravo may have an adverse effect on our business and results of operations and our failure to complete the Merger could have an adverse effect on our business, financial condition, results of operations and stock price.

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
•We have a relatively limited operating history, which makes it difficult to predict our future results of operations.
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

Risks Related to the Proposed Merger

The announcement and pendency of our agreement to be acquired by entities affiliated with Thoma Bravo may have an adverse effect on our business and results of operations and our failure to complete the Merger could have an adverse effect on our business, financial condition, results of operations and stock price.

On October 10, 2022, ForgeRock entered into the Merger Agreement with Parent and Merger Sub. Completion of the Merger remains subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) the absence of any order issued by any governmental entity of competent jurisdiction or any law applicable to the merger that, in each case, prevents, materially restrains, or materially impairs the consummation of the Merger; and (ii) the expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act, and the absence of any agreement with any governmental authority not to consummate the Merger. On December 22, 2022, ForgeRock and Parent each received a Second Request from the DOJ in connection with the DOJ’s review of the Merger. The issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both ForgeRock and Parent have substantially complied with the Second Request. On January 12, 2023, we received approval of the Merger Agreement by the affirmative vote of ForgeRock’s stockholders holding a majority of the outstanding voting power of ForgeRock’s common stock. In February 2023, ForgeRock and entities affiliated with Thoma Bravo entered into the Timing Agreement with the DOJ in connection with the Merger and the Second Request. Under the Timing Agreement, ForgeRock and Thoma Bravo agreed that they will certify compliance with the Second Request no earlier than May 1, 2023, and will not consummate the Merger less than 75 days after compliance with the Second Request. The Timing Agreement does not prevent ForgeRock and Thoma Bravo from consummating the Merger sooner if the DOJ closes its investigation of the Merger before that date. The expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act (and the absence of any agreement with any governmental authority not to consummate the Merger) is the only remaining approval or regulatory condition required to consummate the closing of the Merger under the Merger Agreement. There is no assurance that the remaining conditions to closing the Merger, including the expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act, will be satisfied before the Termination Date or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

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

Regardless of the outcome of any litigation or future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise harm our operations and financial performance. For more information, see the section titled “Legal Proceedings” above.

Risks Related to Our Business and Industry

We have a history of losses, and we expect to incur losses in the future.

We have incurred net losses in each year since our inception. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $355.5 million and $330.1 million, respectively. We expect to continue to incur net losses in the future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to continue to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we operate as a public company and transition back to a private company, we may incur additional legal, accounting, and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

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

The identity and access management market is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. We face competition from (1) established providers such as CA

Technologies, IBM and Oracle, (2) cloud-only providers such as Okta, (3) companies that offer a broad array of IT solutions that compete in our market such as Microsoft, (4) companies that provide a subset of functionality across identity, access and governance such as Okta, Ping Identity, SailPoint, Saviynt, and Transmit Security, and (5) homegrown solutions that are designed to solve identity use cases.

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

We have a relatively limited operating history, which makes it difficult to predict our future results of operations.

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

If we are unable to successfully acquire new customers, retain our existing customers or expand sales to existing customers, our business, financial condition, and results of operations could be adversely affected

Our results of operations are likely to fluctuate and as a result may adversely affect the trading price of our Class A common stock.
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
•our ability to comply with laws, rules, regulations, industry standards, contractual obligations, and other legal requirements relating to privacy, data protection and information security, including the GDPR, the California Consumer Privacy Act, or the CCPA and other state privacy laws;
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
•expenses related to real estate, including our office leases, and other fixed expenses; and
•general economic conditions in domestic or international markets, including the economic impact of inflation, supply chain disruptions, adverse events or perceptions affecting the U.S. or international financial systems, competition, health epidemics and other outbreaks, such as COVID-19, and other geopolitical uncertainty and instability, such as the military conflict in Ukraine and related sanctions against Russia and Belarus, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions.

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

Companies are increasingly subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft, fraud, misconduct or misuse, password spraying, phishing, social engineering attacks and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on GCP or other cloud services), internal networks, our customers’ systems, and the information that they store and process. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks, in particular, as the frequency and sophistication of cyberattacks increases. For example, attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. The risks of cyberattacks may also be increased in connection with Russia’s activities in Ukraine. If any of our customers experiences a cyberattack while using our platform or offerings, or believes that this has occurred, such customer could be disappointed with our platform, regardless of whether our offerings or services were implicated in failing to prevent such attack. Real or perceived security breaches of, or security incidents impacting, our customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, and other customer relations issues, and our business, financial condition, and results of operations could be adversely affected.

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

We recognize revenue from the non-license element of subscriptions and support & maintenance ratably over the term of the subscription or support & maintenance agreements with our customers, which is generally one to three years. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into in prior periods. Consequently, the full impact of a decline in new sales or renewals in any one period may not be immediately reflected in our results of operations for such period. Accordingly, the effect of significant downturns in sales and market acceptance of and demand for our platform and changes in our rate of renewals may not be fully reflected in our results of operations until future periods.

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

We believe that our corporate culture has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested time and resources in building and enabling our teams. We will continue to hire as we invest in the business. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively execute on our business strategy.

We depend on our management team and other highly skilled personnel, and we may fail to attract, retain, motivate, or integrate highly skilled personnel, which could adversely affect our business, financial condition, and results of operations.

We depend on the continued contributions of our management team, key personnel, and other highly skilled personnel. Our management team and key personnel are at-will employees, which means they may terminate their relationship with us at any time. The loss of the services of any of our key personnel or delays in hiring required personnel, particularly within our product, engineering, and go to market teams, could adversely affect our business, financial condition, and results of operations. Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is high, and the industry in which we operate has in the past been characterized by significant competition for skilled personnel as well as high employee attrition. Competitors for technical talent increasingly seek to hire our employees, and the increased availability of work-from-home arrangements, accelerated by the COVID-19 pandemic, has both intensified and expanded competition while also reducing regional salary differences. We have remained focused on retaining our talent. To help attract, retain, and motivate qualified employees, we use stock-based awards, such as RSUs, and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our stock-based awards. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees can be weakened, which could harm our results of operations. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition, and results of operations could be adversely affected.

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

In September 2021, we entered into our Amended and Restated Loan Agreement that provides for senior secured credit consisting of term loans. As of March 31, 2023, the aggregate principal amount of our outstanding indebtedness under our Amended and Restated Loan Agreement was $40.0 million and no further amounts are available to be drawn at this time. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. Our indebtedness could adversely impact us. For example, these obligations could, among other things:
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

The value of our investments is subject to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks, which may adversely affect our business, financial condition, and results of operations.

Our financial condition and operating results are affected by the performance of our investment portfolio. Our excess cash is invested by an external investment management service provider, under the direction of our management in accordance with our investment policy. Our investments are subject to market-wide risks, and fluctuations, as well as to risks inherent in particular securities. The failure of any of the investment risk strategies that we employ could have a material adverse effect on our business, financial condition, and results of operations.

The value of our investments is exposed to capital market risks, and our results of operations, liquidity, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of significant market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, changes in national, state/provincial or local laws and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. If we reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other-than-temporary impairment charge or realized losses. Any such charge may have a material adverse effect on our business, financial condition, and results of operations.

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

Prolonged economic uncertainties or downturns could adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, adverse events or perceptions affecting the U.S. or international financial systems, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, such as the military conflict in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, could cause a decrease in corporate spending on digital identity offerings in general and negatively affect the growth of our business.

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

A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters is located in the San Francisco Bay Area, a region known for seismic activity. In addition, any unforeseen public health crises, such as the COVID-19 pandemic, political crises, such as terrorist attacks, war and other political instability, such as the military conflict in Ukraine, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by Russia in response to such sanctions, or other catastrophic events, whether in the United States or abroad, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third- party providers’ abilities could result in decreased demand for our platform or a delay in the provision of our platform, which would adversely affect our business, financial condition, and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate. Moreover, adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults, non-performance or other developments could lead to market-wide liquidity problems and adversely affect our business, financial condition, results of operations and liquidity. In March 2023, one of our banking partners was closed by the California Department of Financial Protection and Innovation, with the Federal Deposit Insurance Corporation (FDIC) appointed as receiver. The unexpected failure of this banking partner exposed us to limited, temporary credit risk prior to the FDIC completing its resolution in a manner that fully protected all depositors.

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

Other state legislatures are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business, and many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which took effect on January 1, 2023; in June 2021, Colorado enacted the Colorado Privacy Act, or CPA, which becomes effective on July 1, 2023; in March 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which becomes effective on December 31, 2023; in May 2022, Connecticut enacted the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, or CPOMA, which takes effect on December 31, 2023; and in March 2023, Iowa enacted an Act Relating to Consumer Data Protection, or ICDPA, which takes effect on January 1, 2025. The CDPA, CPA, UCPA, CPOMA, and ICDPA are comprehensive privacy statutes that share similarities with the CCPA, the CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. Laws in all 50 states require businesses to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state or international laws or regulations relating to privacy, data protection or information security, our ability to successfully operate our business and pursue our business goals could be harmed. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations may require us to modify our data processing practices and policies, and could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Internationally, many jurisdictions have established their own legal frameworks governing privacy, data protection, and information security with which we may need to comply. For example, the European Union has adopted the GDPR, which went into effect in May 2018 and contains numerous requirements and changes from previous EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects about how their personal data is to be used, imposes limitations on retention of information, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, or the EEA, including the United States. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EEA to the United States, called the EU-U.S. Privacy Shield, but the EU-U.S. Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU, or CJEU. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. The standard contractual clauses issued by the European Commission for the transfer of personal data, or the SCCs, a potential alternative to the EU-U.S. Privacy Shield, also have been drawn into question for use under certain circumstances, and regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the SCCs. In its decision invalidating the EU-U.S. Privacy Shield, the CJEU imposed additional obligations on companies when relying on the SCCs to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the EEA and Switzerland to the U.S. On June 4, 2021, the European Commission published new SCCs that are required to be implemented, and it remains to be seen whether additional means for lawful data transfers will become available. The revised SCCs, recommendations and opinions of regulators, and other developments relating to cross-border data transfer, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland, which may increase compliance and related costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition, and results of operations. Fines for noncompliance with the GDPR are significant and can be up to the greater of €20.0 million or 4% of annual global turnover. The GDPR also provides that EU member states may introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately having an adverse impact on our business, financial condition, and results of operations.

Further, the United Kingdom’s exit from the European Union and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. Data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom’s Data Protection Act 2018), which authorizes significant fines, up to the greater of £17.5 million or 4% of global turnover, and exposes us to two parallel regimes and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Furthermore, there exists the potential over time for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, or the UK SCCs, to support personal data transfers out of the United Kingdom. The UK SCCs became effective March 21, 2022, and like the EU SCCs, also are required to be implemented. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data of United Kingdom data subjects. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. Additionally, many jurisdictions outside the United States, EEA, and United Kingdom in which we have operations or for which such jurisdictions’ laws or regulations may apply to us or our operations, including Canada, Australia, New Zealand, and Singapore, maintain laws and regulations relating to privacy, data protection, and information security that provide for extensive obligations in connection with the use, collection, protection, and processing of personal data. Many of these legal regimes provide for substantial fines, penalties, or other consequences for noncompliance. We may be required to implement new measures or policies, or change our existing policies and measures or the features of our platform, in an effort to comply with U.S. and international laws, rules, and regulations relating to privacy, data protection and information security, which may require us to expend substantial financial and other resources and which may otherwise be difficult to undertake.

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

In the ordinary course of business, we may be involved in various litigation matters, including but not limited to commercial disputes, employee claims and class actions, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Any claims asserted against us, regardless of merit or eventual outcome, could harm our reputation and have an adverse impact on our relationship with our customers, partners and other third parties and could lead to additional related claims. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation and cause us to expend resources in our defense. Furthermore, there is no guarantee that we will be successful in defending ourselves in future litigation or similar matters under various laws. If judgments or settlements in any future litigation or investigation significantly exceed our insurance coverage, our business, financial condition, and results of operations could be adversely affected. For more information, see the section titled “Legal Proceedings” above.

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

A portion of our revenue is generated from sales to governmental entities, and we have made, and may continue to make, investments to support future sales opportunities in the government sector. We estimate that we generated approximately 16% and 19% of our revenue from government entities for the three months ended March 31, 2023 and 2022, respectively. Government demand for our platform and offerings could be impacted by budgetary cycles, and there may be governmental certification requirements for our platform. Further, we may be subject to audits and investigations regarding our governmental contracts, and any violations could result in penalties and sanctions, including termination of the contract, refunding or forfeiting payments, fines and suspension or disbarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing, termination rights tied to funding availability, or are otherwise time consuming and expensive to satisfy. Government entities may also have statutory, contractual, or other legal rights to terminate contracts with our partners for convenience, for lack of funding, or due to a default, and any such termination may adversely impact our results of operations. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet such special standards, the additional costs associated with providing our platform and offerings to government entities could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our platform to them and to grow or maintain our customer base. If we are unable to manage the risks related to contracting with government entities, our business, financial condition, and results of operations could be adversely affected.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits and interest deduction carryover, to offset its post-change income may be limited. Any ownership change in the future could result in increased future tax liability. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The impact of any limitations that may be imposed due to such ownership changes has not been determined as of March 31, 2023.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2023, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the combined voting power of our Class A common stock and Class B common stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of (i) the 7th anniversary of the filing and effectiveness of our amended and restated certificate of incorporation, (ii) when the outstanding shares of our Class B common stock represent less than 5% of the combined voting power of our outstanding Class A common stock and Class B common stock, and (iii) the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have in the past imposed restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our stock. Because of our dual class structure, we will likely be excluded from certain of these indexes, where applicable, and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 17, 2021 pursuant to Rule 424(b)(4); subject to certain contractual restrictions set forth in the Merger Agreement. See the section titled “Risk Factors — Risks Related to the Proposed Merger” for additional information on such contractual obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGEROCK, INC.

Date: May 9, 2023	By:	/s/ Francis Rosch
Francis Rosch
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ John Fernandez
John Fernandez
Chief Financial Officer and Executive Vice President of Global Operations (Principal Financial Officer and Principal Accounting Officer)