Form 10-Q
period 2023-06-30
ForgeRock, Inc.
filed 2023-08-08
CIK 1543916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, there were 52,852,722 shares of the registrant's Class A common stock outstanding and 36,297,481 shares of the registrant's Class B common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORGEROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$288,994	$128,803
Short-term investments	32,716	207,248
Accounts receivable, net of allowance for credit losses of $667 and $444, respectively	50,904	71,439
Contract assets	25,596	25,117
Deferred commissions	9,877	9,936
Prepaid expenses and other assets	13,058	14,810
Total current assets	421,146	457,353
Deferred commissions	21,589	20,379
Property and equipment, net	2,720	2,850
Operating lease right-of-use assets	9,377	10,190
Contract and other assets	3,888	3,408
Total assets	$458,720	$494,180
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,154	$4,587
Accrued compensation	17,029	24,836
Accrued expenses	7,924	9,475
Current portion of operating lease liability	1,927	1,902
Deferred revenue	82,016	82,036
Other liabilities	1,502	2,927
Total current liabilities	116,552	125,763
Long-term debt	39,675	39,611
Long-term operating lease liability	8,352	9,207
Deferred revenue	2,389	1,283
Other liabilities	2,838	2,150
Total liabilities	169,806	178,014
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock; $0.001 par value; 1,000,000 shares authorized as of June 30, 2023 and December 31, 2022, 52,798 and 49,872 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	53	50
Class B common stock; $0.001 par value; 500,000 shares authorized as of June 30, 2023 and December 31, 2022, 36,297 and 37,195 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	36	37
Additional paid-in capital	667,230	641,983
Accumulated other comprehensive income	5,909	4,193
Accumulated deficit	(384,314)	(330,097)
Total stockholders’ equity	288,914	316,166
Total liabilities and stockholders’ equity	$458,720	$494,180
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription term licenses	$16,488	$15,527	$42,045	$35,185
Subscription SaaS, support & maintenance	38,110	29,562	72,211	55,748
Perpetual licenses	94	19	159	105
Total subscriptions and perpetual licenses	54,692	45,108	114,415	91,038
Professional services	3,592	2,569	7,012	4,731
Total revenue	58,284	47,677	121,427	95,769
Cost of revenue:
Subscriptions and perpetual licenses	9,527	6,415	17,849	12,268
Professional services	3,594	2,912	7,072	5,763
Total cost of revenue	13,121	9,327	24,921	18,031
Gross profit	45,163	38,350	96,506	77,738
Operating expenses:
Research and development	17,515	15,666	34,718	30,144
Sales and marketing	37,616	30,050	74,067	57,028
General and administrative	16,259	14,935	32,127	28,479
Acquisition-related costs	3,851	—	10,798	—
Total operating expenses	75,241	60,651	151,710	115,651
Operating loss	(30,078)	(22,301)	(55,204)	(37,913)
Foreign currency gain (loss)	(657)	1,026	(1,199)	1,461
Interest expense	(875)	(881)	(2,010)	(1,780)
Other income, net	3,198	275	5,034	343
Interest and other income (expense), net	1,666	420	1,825	24
Loss before income taxes	(28,412)	(21,881)	(53,379)	(37,889)
Provision for income taxes	369	489	838	951
Net loss	$(28,781)	$(22,370)	$(54,217)	$(38,840)
Net loss per share attributable to stockholders:
Basic and diluted	$(0.32)	$(0.26)	$(0.62)	$(0.46)
Weighted-average shares used in computing net loss per share attributable to stockholders:
Basic and diluted	88,757	84,445	88,114	84,107
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(28,781)	$(22,370)	$(54,217)	$(38,840)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale securities	197	(481)	1,788	(2,167)
Net foreign currency translation gain (loss)	(111)	(1,153)	(72)	(1,445)
Total comprehensive loss	$(28,695)	$(24,004)	$(52,501)	$(42,452)
See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

For the Three and Six Months Ended June 30, 2023
	Class A and Class B common stock and Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at March 31, 2023	88,229,000	$88	$654,600	$5,823	$(355,533)	$304,978
Stock-based compensation expense	—	—	11,579	—	—	11,579
Issuance of common stock for stock plans, net	481,342	1	3,443	—	—	3,444
Releases of restricted stock, net of tax withholding	385,135	—	(2,392)	—	—	(2,392)
Unrealized gain (loss) on available-for-sale securities	—	—	—	197	—	197
Foreign currency translation adjustment	—	—	—	(111)	—	(111)
Net loss	—	—	—	—	(28,781)	(28,781)
Balances at June 30, 2023	89,095,477	$89	$667,230	$5,909	$(384,314)	$288,914

Balances at December 31, 2022	86,977,070	$87	$641,983	$4,193	$(330,097)	$316,166
Stock-based compensation expense	—	—	21,762	—	—	21,762
Issuance of common stock for stock plans, net	1,247,535	2	9,780	—	—	9,782
Releases of restricted stock, net of tax withholding	870,872	—	(6,295)	—	—	(6,295)
Unrealized gain (loss) on available-for-sale securities	—	—	—	1,788	—	1,788
Foreign currency translation adjustment	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(54,217)	(54,217)
Balances at June 30, 2023	89,095,477	$89	$667,230	$5,909	$(384,314)	$288,914

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

For the Three and Six Months Ended June 30, 2022
	Class A and Class B common stock and Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at March 31, 2022	84,251,552	$84	$601,834	$4,694	$(280,295)	$326,317
Stock-based compensation expense	—	—	7,971	—	—	7,971
Issuance of common stock for stock plans, net	454,267	1	1,142	—	—	1,143
Issuance of common stock under employee stock purchase plan	292,531	—	4,374	—	—	4,374
Unrealized gain (loss) on available-for-sale securities	—	—	—	(481)	—	(481)
Foreign currency translation adjustment	—	—	—	(1,153)	—	(1,153)
Net loss	—	—	—	—	(22,370)	(22,370)
Balances at June 30, 2022	84,998,350	$85	$615,321	$3,060	$(302,665)	$315,801

Balances at December 31, 2021	82,648,825	$83	$593,196	$6,672	$(263,825)	$336,126
Stock-based compensation expense	—	—	14,431	—	—	14,431
Issuance of common stock for stock plans, net	2,056,994	2	3,320	—	—	3,322
Issuance of common stock under employee stock purchase plan	292,531	—	4,374	—	—	4,374
Unrealized gain (loss) on available-for-sale securities	—	—	—	(2,167)	—	(2,167)
Foreign currency translation adjustment	—	—	—	(1,445)	—	(1,445)
Net loss	—	—	—	—	(38,840)	(38,840)
Balances at June 30, 2022	84,998,350	$85	$615,321	$3,060	$(302,665)	$315,801

See accompanying notes to condensed consolidated financial statements

FORGEROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(54,217)	$(38,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	503	549
Noncash operating lease expense	1,229	1,147
Stock-based compensation expense	21,762	14,431
Amortization of deferred commissions	7,749	7,202
Foreign currency remeasurement loss (gain)	1,093	(1,539)
Amortization of premium / discount on short-term investments	(1,117)	1,247
Other	688	50
Changes in operating assets and liabilities:
Deferred commissions	(8,900)	(7,928)
Accounts receivable	21,531	7,709
Contract and other non-current assets	(890)	2,458
Prepaid expenses and other current assets	2,090	(893)
Operating lease liabilities	(1,282)	(884)
Accounts payable	1,529	(45)
Accrued expenses and other liabilities	(10,781)	(4,265)
Deferred revenue	(190)	(5,130)
Net cash used in operating activities	(19,203)	(24,731)
Investing activities:
Purchases of property and equipment	(322)	(974)
Purchases of short-term investments	(18,974)	(64,971)
Maturities of short-term investments	54,763	43,048
Sales of short-term investments	141,053	11,792
Net cash provided by (used in) investing activities	176,520	(11,105)
Financing activities:
Proceeds from exercises of employee stock options	9,782	3,329
Payment of offering costs	—	(141)
Employee payroll taxes paid for net shares settlement of restricted stock units	(6,295)	—
Proceeds from issuance of common stock under employee stock purchase plan	—	4,374
Net cash provided by financing activities	3,487	7,562
Effect of exchange rates on cash and cash equivalents and restricted cash	(541)	(1,036)
Net increase (decrease) in cash, cash equivalents and restricted cash	160,263	(29,310)
Cash, cash equivalents and restricted cash, beginning of year	131,324	128,437
Cash, cash equivalents and restricted cash, end of period	$291,587	$99,127

Supplementary cash flow disclosure:
Short-term investments, end of period	$32,716	$248,128
Cash paid for interest	(1,609)	(1,333)

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$288,994	$99,083
Restricted cash included in prepaids and other current assets	2,593	44
Total cash and cash equivalents and restricted cash	$291,587	$99,127

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

On December 22, 2022, ForgeRock and Parent each received a request for additional information and documentary material (together, the “Second Request”) from the Department of Justice (the “DOJ”) in connection with the DOJ’s review of the Merger. In February 2023, ForgeRock and Parent entered into an agreement (the “Timing Agreement”) with the DOJ in connection with the proposed acquisition and the Second Request. Under the Timing Agreement, ForgeRock and Parent agreed not to consummate the proposed acquisition less than 75 days after compliance with the Second Request. ForgeRock continues to cooperate with the DOJ in connection with its review of the proposed acquisition.

Either ForgeRock or Parent may terminate the Merger Agreement under certain circumstances, including if (1) the effective time has not occurred by October 10, 2023 (the “Termination Date”), which may be extended to January 10, 2024 if certain closing conditions related to the receipt of required regulatory approvals have not been satisfied at such time, unless ForgeRock delivers written notice to Parent prior to 11:59 p.m., Pacific time, on October 10, 2023 specifying that the Termination Date shall not be so extended or (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order preventing the Merger.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 and the related footnote disclosures are unaudited. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K on file with the SEC (“Annual Report”).

The interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that are necessary to state fairly the consolidated financial position of the Company as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period.

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

2. Summary of Significant Accounting Policies

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

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (expense), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, no allowance for credit losses in short-term investments was recorded.

Interest income is reported within Interest and other income (expense), net in the condensed consolidated statements of operations. Realized gains and losses are determined based on the specific identification method and are reported in Interest and other income (expense), net in the consolidated statements of operations.

Accounts Receivable, Contract Assets and Allowances

Accounts receivable are recorded at the invoiced amount, net of allowances for expected credit losses. Effective January 1, 2022, the Company reports accounts receivable and contract assets net of an allowance for expected credit losses in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”). These allowances are based on the Company’s assessment of the collectability of accounts by considering the age of each outstanding invoice, the collection history of each customer, and an evaluation of current expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. We assess collectability by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. Amounts deemed uncollectible are recorded as an allowance for expected credit losses in the condensed consolidated balance sheets with an offsetting decrease in deferred revenue or a charge to sales and marketing expense in the condensed consolidated statements of operations.

Third Party Hosted Services

The Company relies on the technology, infrastructure, and software applications, including software-as-a-service offerings, of third parties in order to host or operate certain key products and functions of its business. Our customers rely on these third-party hosted services retaining a high level of uptime. Through June 30, 2023, the Company has not incurred any significant service level credits to its customers.

Collaborative Arrangements

The Company has entered into collaborative arrangements with three partners in order to develop future versions of and enhance the features and functionality of its identity software and SaaS services. These arrangements have been determined to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. These arrangements also include research, development and commercial activities. The terms of the Company’s collaborative arrangements include (i) revenue on sales of licensed products, (ii) royalties on net sales of licensed products and (iii) reimbursements for research and development expenses. In the three months ended June 30, 2023 and 2022, the Company recognized revenue of $1.3 million and $1.4 million and royalty expenses of $0.4 million and $0.2 million related to collaborative arrangements, respectively. In the six months ended June 30, 2023 and 2022, the Company recognized revenue of $3.4 million and $2.6 million and royalty expenses of $0.6 million and $0.6 million related to collaborative arrangements, respectively.

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

Revenue by geographic region is based on the delivery address of the customer and is summarized in the below table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	$34,720	$26,118	$68,831	$50,868
EMEA	18,713	16,687	42,885	33,789
APAC	4,851	4,872	9,711	11,112
Total revenue	$58,284	$47,677	$121,427	$95,769

The Company’s revenue from the United States was $32.0 million and $62.3 million for the three and six months ended June 30, 2023, respectively. The Company’s revenue from the United States was $23.1 million and $45.6 million for the three and six months ended June 30, 2022, respectively. The Company’s revenue from the United Kingdom was $6.2 million and $13.5 million for the three and six months ended June 30, 2023, respectively. The Company’s revenue from the United Kingdom was $5.3 million and $10.1 million for the three and six months ended June 30, 2022, respectively. No other individual country exceeded 10% of the Company’s total revenue during the periods presented.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Multi-year term licenses	$10,439	$9,329	$25,703	$17,515
1-year term licenses	6,049	6,198	16,342	17,670
Total subscription term licenses	16,488	15,527	42,045	35,185
Subscription SaaS, support & maintenance	38,110	29,562	72,211	55,748
Perpetual licenses	94	19	159	105
Total subscriptions and perpetual licenses	54,692	45,108	114,415	91,038
Professional services	3,592	2,569	7,012	4,731
Total revenue	$58,284	$47,677	$121,427	$95,769
Contract Assets and Deferred Revenue
Contract assets and deferred revenue from contracts with customers were as follows (in thousands):

	June 30, 2023	December 31, 2022
Contract assets	$25,779	$25,242
Deferred revenue	84,405	83,319

Generally, the Company invoices its customers at the time a customer enters into a binding contract. However, the Company may offer invoicing and payment installments for certain multi-year arrangements. In these instances, timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are recorded when revenue is recognized prior to invoicing. Contract assets are transferred to accounts receivable upon customer invoicing. Beginning of the period contract asset amounts transferred to accounts receivable during the period were $10.8 million and $9.5 million for the three months ended June 30, 2023 and 2022, respectively and $15.5 million and $14.7 million for the six months ended June 30, 2023 and 2022, respectively.

Deferred revenue is recorded when invoicing occurs before revenue is recognized. Revenue recognized that was included in the deferred revenue balance at the beginning of the period was $32.7 million and $25.7 million for the three months ended June 30, 2023 and 2022, respectively and $58.1 million and $46.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, total remaining non-cancellable performance obligations under the Company’s subscriptions and perpetual license contracts with customers was approximately $238.8 million. Of this amount, the Company expects to recognize revenue of approximately $136.6 million, or 57%, over the next 12 months, with the balance to be recognized as revenue thereafter.

The Company excludes the transaction price allocated to RPOs that have original expected durations of one year or less such as professional services and training.

Contract Costs
The following table summarizes the account activity of deferred commissions for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$30,220	$24,152	$30,315	$24,058
Additions to deferred commissions	5,079	3,843	8,900	7,928
Amortization of deferred commissions	(3,833)	(3,211)	(7,749)	(7,202)
Ending balance	$31,466	$24,784	$31,466	$24,784

	June 30, 2023	December 31, 2022
Deferred commissions, current	$9,877	$9,936
Deferred commissions, non-current	21,589	20,379
Total deferred commissions	$31,466	$30,315

Concentrations of Credit Risk, Significant Customers and Third Party Hosted Services

Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are primarily held in two financial institutions and, at times, may exceed federally insured limits.

Major Customers

As of June 30, 2023 and December 31, 2022 no single customer represented greater than 10% of accounts receivable. The Company does not require collateral to secure trade receivable balances. For the three and six months ended June 30, 2023 and 2022, no single customer represented greater than 10% of revenue.

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
The following table represents the fair value hierarchy for the Company’s financial assets and liabilities held by value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$207,400	$—	$—	$207,400
Total cash equivalents	207,400	—	—	207,400
U.S. treasury bonds	—	32,725	—	32,725
Total short-term investments	—	32,725	—	32,725
Total cash equivalents and short-term investments	$207,400	$32,725	$—	$240,125

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$91,376	$—	$—	$91,376
Total cash equivalents	91,376	—	—	91,376
Commercial paper	—	47,840	—	47,840
Asset-backed securities	—	17,198	—	17,198
Corporate debt securities	—	98,798	—	98,798
U.S. treasury bonds	—	43,412	—	43,412
Total short-term investments	—	207,248	—	207,248
Total cash equivalents and short-term investments	$91,376	$207,248	$—	$298,624

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

5. Cash Equivalents and Short-term Investments

The amortized cost, unrealized loss and estimated fair value of the Company’s cash equivalents and short-term investments as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$207,400	$—	$—	$207,400
Total cash equivalents	207,400	—	—	207,400
Short-term investments
U.S. Treasury bonds	32,896	—	(171)	32,725
Short-term investments	32,896	—	(171)	32,725
Total	$240,296	$—	$(171)	$240,125

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$91,376	$—	$—	$91,376
Total cash equivalents	91,376	—	—	91,376
Short-term investments
Commercial paper	47,840	—	—	47,840
Asset-backed securities	17,623	—	(425)	17,198
Corporate debt securities	99,599	1	(802)	98,798
U.S. treasury bonds	44,154	—	(742)	43,412
Short-term investments	209,216	1	(1,969)	207,248
Total	$300,592	$1	$(1,969)	$298,624

All short-term investments were designated as available-for-sale securities as of June 30, 2023 and December 31, 2022.

The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$32,896	$32,725
Due between one to five years	—	—
Total	$32,896	$32,725

	December 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$209,216	$207,248
Due between one to five years	—	—
Total	$209,216	$207,248

As of June 30, 2023, the Company did not have any unsettled purchases or unsettled maturities of short-term investments. The following table presents the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of June 30, 2023.

	June 30, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Cash equivalents:
Money market funds	$207,400	$—	$—	$—	$207,400	$—
Total cash equivalents	207,400	—	—	—	207,400	—
Short-term investments
U.S. Treasury bonds	12,866	(34)	19,859	(137)	32,725	(171)
Short-term investments	12,866	(34)	19,859	(137)	32,725	(171)
Total	$220,266	$(34)	$19,859	$(137)	$240,125	$(171)

The Company had short-term investments with a market value of $32.7 million in unrealized loss positions as of June 30, 2023. Gross unrealized losses from available-for-sale securities were $0.2 million as of June 30, 2023.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit related factors.
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
The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease expense	$650	$1,357
Variable lease expense	207	395
Total lease expense	$857	$1,752

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed consolidated statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases:

Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$1,270
Weighted-average remaining lease term (years)
Operating leases	5.9
Weighted-average discount rate
Operating leases	5.4%

The following table summarizes the maturities of lease liabilities as of June 30, 2023 (in thousands):

2023 (6 months remaining)	$1,268
2024	2,157
2025	1,930
2026	1,763
2027	1,779
Thereafter	3,070
Total future minimum lease payments	11,967
Less: Imputed interest	(1,688)
Present value of future minimum lease payments	10,279
Less: Current portion of operating lease liability	1,927
Non-current portion of operating lease liability	$8,352

7. Debt
The following table presents total debt outstanding (in thousands, except interest rates):

	June 30, 2023		December 31, 2022
	Amount	Interest Rate	Amount	Interest Rate
$10.0 million March 2019	$10,000	8.00%	$10,000	8.00%
$10.0 million September 2019	10,000	8.00%	10,000	8.00%
$10.0 million December 2019	10,000	8.00%	10,000	8.00%
$10.0 million March 2020	10,000	8.00%	10,000	8.00%
Less: debt discount	(325)		(389)
Total debt, net of debt discount	39,675		39,611
Less: current portion	—		—
Total long-term debt	$39,675		$39,611

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

As of June 30, 2023 and December 31, 2022, accrued interest for the end-of term payments was $2.5 million and $2.0 million, respectively. The annualized effective interest rate on debt was 9.70% and 8.70% for the six months ended June 30, 2023 and year ended December 31, 2022, respectively. As of June 30, 2023, the Company was in compliance with the covenants set forth in the A&R Loan Agreement.

Future principal payments on outstanding borrowings as of June 30, 2023 are as follows:

Years ending:
2023 (6 months remaining)	$—
2024	—
2025	30,000
2026	10,000
Total	$40,000

8. Commitments and Contingencies

Letters of Credit

As of June 30, 2023 and December 31, 2022, the Company had outstanding letters of credit under an office lease agreement that totaled $0.6 million, which primarily guaranteed early termination fees in the event of default. The letters of credit are not collateralized.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, information technology operations and marketing events. Total noncancellable purchase commitments as of June 30, 2023 were approximately $37.7 million as follows:

2023	$12,729
2024	25,000
$37,729

Acquisition-Related Costs and Contingencies

The completion of the Merger with entities affiliated with Thoma Bravo remains subject to customary closing conditions. As part of the Merger, the Company has incurred $17.0 million in Merger-related expenses through June 30, 2023 and expects to incur additional costs through the closing of the transaction, including approximately $28.8 million that are primarily contingent on the consummation of the Merger. These liabilities include banker fees, legal fees and other third-party professional fees.

Employee Benefit Plans

The Company has a 401(k) Savings Plan (“the 401(k) Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The 401(k) Plan and other pension plans that the Company provides or is mandated to provide are all defined contribution plans. During the three months ended June 30, 2023 and 2022, the Company’s 401(k) and other pension plan contributions were $1.2 million and $1.1 million, respectively. During the six months ended June 30, 2023 and 2022, the Company’s 401(k) and other pension plan contributions were $2.6 million and $2.2 million, respectively.

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

The Company has not been obligated to make any payments for contingent indemnification obligations in respect to third-party claims, and no liabilities have been recorded for these obligations as of June 30, 2023 and December 31, 2022.

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

9. Income Taxes

For the three months ended June 30, 2023 and 2022, the Company recorded a tax provision of $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded a tax provision of $0.8 million and $1.0 million, respectively. The effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against deferred tax assets.

10. Stock-based Compensation

A summary of the Company’s stock-based compensation expense as recognized on the condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,015	$615	$2,020	$1,132
Research and development	2,216	1,653	4,226	3,053
Sales and marketing	4,383	2,803	8,323	5,061
General and administrative	3,965	2,900	7,193	5,185
Total stock-based compensation expense	$11,579	$7,971	$21,762	$14,431

2021 Equity Incentive Plan

In September 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the 2012 Equity Incentive Plan (the “2012 Plan”) with the purpose of granting stock-based awards to employees, directors, officers and consultants such as stock options, restricted stock awards and restricted stock units (RSUs). The Company’s compensation committee administers the 2021 Plan. A total of 7,276,000 shares of Class A common stock were initially available for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan will also include a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this sentence is 14,913,309 shares). The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan is subject to an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 8,085,000 shares; (ii) 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount as the Company’s board of directors may determine. As of June 30, 2023, there were 7,182,983 stock-based awards issued and outstanding and 8,234,118 shares available for issuance under the 2021 Plan.

2012 Equity Incentive Plan

The 2012 Plan, which was amended in March 2021, was terminated in September 2021, in connection with the adoption of the 2021 Plan, and stock-based awards are no longer granted under the 2012 Plan. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of June 30, 2023, the Company has not issued any stock appreciation rights.

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective concurrent with the completion of the IPO, and established an initial reserve of 1,617,000 shares of common stock. The 2021 ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 1,617,000 shares; (ii) 1% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount determined by the plan administrator. No shares were purchased in the six months ended June 30, 2023 and 292,531 shares were purchased in the six months ended June 30, 2022 under the 2021 ESPP.

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

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. The total grant-date fair value of RSUs granted was $33.8 million and $34.0 million during the six months ended June 30, 2023 and 2022, respectively.

A summary of the Company’s unvested RSUs and activity for the six months ended June 30, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	6,100,343	$20.16
Granted	1,656,307	20.42
Vested	(870,872)	17.33
Canceled	(170,348)	20.33
Balance at June 30, 2023	6,715,430	20.58

As of June 30, 2023, there was $125.0 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 3.2 years using the straight-line method.

Stock Options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2023 is as follows:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	10,194,694	$5.81	6.2	$173,953
Exercised	(1,126,854)	3.12
Forfeited	(55,753)	10.82
Balance at June 30, 2023	9,012,087	6.11	6.0	132,089
As of June 30, 2023:
Vested and exercisable	7,464,269	5.08	5.7	116,318

As of June 30, 2023, there was $10.1 million of unrecognized compensation expense related to non-vested stock options granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.5 years. No stock options were granted during the six months ended June 30, 2023.

11. Stockholders’ Equity

Preferred Stock

In connection with the IPO, the Company amended and restated its certificate of incorporation, which became effective immediately prior to the closing of the Company’s offering and authorized 100,000,000 shares of undesignated preferred stock, with a par value of $0.001. As of June 30, 2023, there were 100,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.

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

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary stockholders for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Stock options	6,159	8,284	6,515	8,347
Restricted stock units	818	654	971	387
Total anti-dilutive shares	6,977	8,938	7,486	8,734

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

13. Related Party Transactions

KKR & Co. Inc. (“KKR”) is a U.S.-based investment firm. Funds controlled by KKR held approximately 5.0% and 5.3% of the Company’s capital stock as of June 30, 2023 and June 30, 2022, respectively. KKR has representation on the Company’s board of directors. During the three and six months ended June 30, 2023, the Company recognized revenue of $1.1 million and $1.8 million with KKR affiliates, respectively. During the three and six months ended June 30, 2022, the Company recognized revenue of $1.2 million and $1.8 million with KKR affiliates, respectively. The Company had $0.7 million and $0.3 million in aggregate accounts receivable recorded related to these agreements at June 30, 2023 and June 30, 2022, respectively.

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

Our platform is purpose-built for the enterprise and provides mission-critical capabilities, including performance and scale, rich identity functionality, deployment flexibility, and extensive integration and interoperability. Our platform includes a full suite of identity functionality across Customer Identity Access Management (CIAM), Access Management (AM), Identity Governance Administration (IGA), and Autonomous Identity and Access and a differentiated identity object modeling approach that supports all identity types. We enable enterprises to rapidly integrate and secure thousands of applications across types, deployments, and operating environments such as SaaS, mobile, microservices, web, and legacy, running in public and private cloud, and on-premise. Together, these deep capabilities enable us to provide enterprises with a single view of all their identities in one unified platform and position us as a leader in digital identity for the enterprise market.

We Generate Substantially All of Our Revenue From Subscriptions

Our revenue includes recurring revenue from term licenses, SaaS, and maintenance and support (which we refer to collectively as our subscription revenue). We generate substantially all of our revenue from the sale of subscriptions (which excludes perpetual licenses), which accounted for 94% and 95% of our total revenue for the three months ended June 30, 2023 and 2022, respectively. We have significantly reduced our percentage of revenue from perpetual licenses to less than 1% for each of the three months ended June 30, 2023 and 2022. The remainder of our revenue is from professional services, which represented 6% and 5% of our revenue for the three months ended June 30, 2023 and 2022, respectively. We enable our customers to choose how they want to deploy our software in their heterogeneous environments, including self-managed environments such as public and private cloud environments, and through our SaaS offering, ForgeRock Identity Cloud, or a combination of both. Our subscription contracts are typically non-cancelable and non-refundable, and are largely billed annually upfront. Our pricing is generally based on the deployment method (SaaS or self-managed), products purchased, identity type (consumer, workforce, or IoT and services), and number of identities managed.

We Focus on Global Enterprises and Large Organizations, Who are Prioritizing Investments in Identity

Our go-to-market strategy is primarily focused on selling to large global enterprises, who are consistently investing in identity as a top priority. We focus our sales efforts on decision makers with a purview across the enterprise such as Chief Information Officers, or CIOs, Chief Information Security Officers, or CISOs, Chief Digital Officers, or CDOs, and Chief Technology Officers, or CTOs. We are also increasing our focus on line-of-business owners and developers as core stakeholders. We have been operating globally since our founding and 40.4% of our revenue for the three months ended June 30, 2023 was generated from customers located in Europe, the Middle East and Africa, or EMEA, and the Asia-Pacific, or APAC, region, demonstrating the global demand for our offerings. Our customers are based in approximately 50 countries and across a diverse set of industries such as financial services, public sector, technology, telecom and media, medical, services, retail, and manufacturing. Many of our customers are recognized as leaders in their respective industries or public sectors.

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

We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. As of June 30, 2023 and 2022, we had 471 and 414 large customers with $100,000 of ARR or greater, respectively, representing 94% and 91% of our total ARR as of such dates. No single customer accounted for more than 10% of our total revenue or 3% of our total ARR for the three months ended June 30, 2023 and 2022.

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

Our Business Has Experienced Strong Growth

We have experienced strong growth from a combination of internal drivers and external drivers. Internal drivers include the continuous innovation of our platform, resulting in new technology, products and deployment offerings, a loyal customer base that continues to increase their spend with us over time, and the acquisition of new customers. For example, we have developed and released our SaaS offering (ForgeRock Identity Cloud), Autonomous Identity and Access in the past three years and both new and existing customers have adopted these offerings. Our effective go-to-market model has also been a driver of our growth, aided by recent leadership recognition by industry analysts. We believe external drivers such as the increasing importance of identity to enterprises, identity being a key enabler of digital transformation, the growing cyber threat landscape and constantly evolving regulatory and compliance requirements are also driving our growth.

For the three months ended June 30, 2023 and 2022, our ARR was $251.3 million and $201.6 million, respectively, representing a year-over-year growth rate of 25%. We generate substantially all of our revenue from subscriptions, with 94% and 95% of our total revenue coming from subscriptions for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022 our total revenue was $58.3 million and $47.7 million, respectively, representing a year-over-year growth rate of 22%. In the same periods, we incurred net losses of $28.8 million and $22.4 million, respectively.

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
The table below sets forth our ARR as of June 30, 2023 and 2022.

	As of June 30,		Change
	2023	2022	Amount	Percent
	(in millions, except percentage)
ARR	$251.3	$201.6	$49.7	25%

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

Our Net Retention Rate for the three months ended June 30, 2023 was 112%.

The following table sets forth our Net Retention Rate for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022	Change

Net Retention Rate	112%	112%	—%

Number of Large Customers

We focus on the number of large customers because it represents our ability to land-and-expand with large enterprises and the number of large customers is a key indicator of our ability to grow our business and revenue in future periods. We define a large customer as a customer with $100,000 or greater ARR as of a measurement date. We had 471 large customers as of June 30, 2023, which represents a 14% increase compared to our large customer count of 414 as of June 30, 2022.

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

A reconciliation of non-GAAP gross profit to GAAP gross profit, and non-GAAP gross margin to GAAP gross margin, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross profit	$45,163	$38,350	$96,506	$77,738
Add: Stock-based compensation	1,015	615	2,020	1,132
Non-GAAP gross profit	$46,178	$38,965	$98,526	$78,870
Gross margin	77%	80%	79%	81%
Non-GAAP gross margin	79%	82%	81%	82%

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

A reconciliation of non-GAAP operating loss and non-GAAP operating margin to GAAP operating loss and GAAP operating margin, the most directly comparable GAAP measures, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Operating loss	$(30,078)	$(22,301)	$(55,204)	$(37,913)
Add: Stock-based compensation	11,579	7,971	21,762	14,431
Add: Acquisition-related costs	3,851	—	10,798	—
Non-GAAP operating loss	$(14,648)	$(14,330)	$(22,644)	$(23,482)
Operating margin	(52)%	(47)%	(45)%	(40)%
Non-GAAP operating margin	(25)%	(30)%	(19)%	(25)%
Adjusted EBITDA

We define Adjusted EBITDA as operating loss, adjusted for depreciation, stock-based compensation expense and acquisition-related costs.

A reconciliation of Adjusted EBITDA to operating loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating loss	$(30,078)	$(22,301)	$(55,204)	$(37,913)
Add: Depreciation	247	269	503	549
Add: Stock-based compensation	11,579	7,971	21,762	14,431
Add: Acquisition-related costs	3,851	—	10,798	—
Adjusted EBITDA	$(14,401)	$(14,061)	$(22,141)	$(22,933)

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment.

A reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net cash used in operating activities	$(14,896)	$(20,261)	$(19,203)	$(24,731)
Purchases of property and equipment	(37)	(486)	(322)	(974)
Free cash flow	$(14,933)	$(20,747)	$(19,525)	$(25,705)
Net cash provided by (used in) investing activities	159,437	23,089	176,520	(11,105)
Net cash provided by financing activities	1,052	5,524	3,487	7,562
Cash paid for interest	(818)	(809)	(1,609)	(1,333)

Components of Results of Operations
Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, professional services and perpetual licenses.

Subscriptions and Perpetual Licenses. Subscriptions and perpetual licenses revenue consist of the following:

Subscription Term Licenses. We sell subscriptions for our solutions that are self-managed by our customers within our customer’s IT infrastructure or cloud infrastructure. These subscriptions include licenses and technical support and access to new software updates on a when-and-if available basis. We recognize the license portion, which is approximately half of the total contract value, upon the later of the delivery of the software and commencement of the subscription term. The remainder is recognized ratably over the subscription term as support & maintenance revenue. We typically invoice our customers annually in advance.

Subscription SaaS, Support & Maintenance. We sell SaaS subscriptions for access to the ForgeRock Identity Cloud, our SaaS offering. We sell support & maintenance bundled with licenses in the self-managed software subscription offering, or as a standalone for the perpetual license support & maintenance renewal. For our SaaS offerings, we recognize revenue ratably over the period beginning on the latter of the commencement of the subscription term or the provisioning of the SaaS service, to the end of the subscription term. For support & maintenance, we recognize revenue ratably over the period beginning on the latter of the commencement of the subscription term or the delivery of the software to the end of the subscription term.

Perpetual Licenses. We also sell perpetual licenses to our self-managed solutions. Revenue from our perpetual licenses is recognized when the software is delivered or made available to the customer. In the three and six months ended June 30, 2023 and 2022, revenue from perpetual licenses represented less than 1% of our total revenue. This reflects a shift by our customers away from purchasing perpetual licenses in favor of subscription term licenses or SaaS subscriptions. We do not expect perpetual license revenue to be material in future periods.

Subscriptions and perpetual licenses revenue represented approximately 94% and 95% of our total revenue in the three months ended June 30, 2023 and 2022, respectively and 94% and 95% of our total revenue in the six months ended June 30, 2023 and 2022, respectively. We expect that substantially all our revenue will be generated from subscriptions for the foreseeable future. Our subscriptions revenue may fluctuate due to the timing and relative mix between revenue from subscription term licenses and subscription SaaS, support & maintenance. Over time, we expect a greater percentage of our subscriptions and perpetual licenses revenue will come from our ForgeRock Identity Cloud offering. This will have a negative impact on our near-term revenue growth as SaaS subscription revenue is recognized ratably.

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

Revenue from professional services represented 6% and 5% of our total revenue in the three months ended June 30, 2023 and 2022, respectively and 6% and 5% of our total revenue in the six months ended June 30, 2023 and 2022, respectively. We expect our professional services revenue to increase in absolute dollars as our business continues to grow, but we do not expect professional services revenue to fluctuate materially as a percentage of total revenue over time.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and acquisition-related costs. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes, stock-based compensation expense and, with regard to sales and marketing expenses, sales commissions.

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

Acquisition-related costs. Acquisition-related costs primarily consist of banker, legal and professional service fees incurred as part of the Company’s proposed acquisition by entities affiliated with Thoma Bravo.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription term licenses	$16,488	$15,527	$42,045	$35,185
Subscription SaaS, support & maintenance	38,110	29,562	72,211	55,748
Perpetual licenses	94	19	159	105
Total subscriptions and perpetual licenses	54,692	45,108	114,415	91,038
Professional services	3,592	2,569	7,012	4,731
Total revenue	58,284	47,677	121,427	95,769
Cost of revenue:
Subscriptions and perpetual licenses	9,527	6,415	17,849	12,268
Professional services	3,594	2,912	7,072	5,763
Total cost of revenue (1)	13,121	9,327	24,921	18,031
Gross profit	45,163	38,350	96,506	77,738
Operating expenses:
Research and development (1)	17,515	15,666	34,718	30,144
Sales and marketing (1)	37,616	30,050	74,067	57,028
General and administrative (1)	16,259	14,935	32,127	28,479
Acquisition-related costs	3,851	—	10,798	—
Total operating expenses	75,241	60,651	151,710	115,651
Operating loss	(30,078)	(22,301)	(55,204)	(37,913)
Foreign currency gain (loss)	(657)	1,026	(1,199)	1,461
Interest expense	(875)	(881)	(2,010)	(1,780)
Other income, net	3,198	275	5,034	343
Interest and other income (expense), net	1,666	420	1,825	24
Loss before income taxes	(28,412)	(21,881)	(53,379)	(37,889)
Provision for income taxes	369	489	838	951
Net loss	$(28,781)	$(22,370)	$(54,217)	$(38,840)
(¹)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,015	$615	$2,020	$1,132
Research and development	2,216	1,653	4,226	3,053
Sales and marketing	4,383	2,803	8,323	5,061
General and administrative	3,965	2,900	7,193	5,185
Total stock-based compensation expense	$11,579	$7,971	$21,762	$14,431

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription term licenses	28%	33%	35%	37%
Subscription SaaS, support & maintenance	66	62	59	58
Perpetual licenses	0	—	0	—
Total subscriptions and perpetual licenses	94	95	94	95
Professional services	6	5	6	5
Total revenue	100	100	100	100
Cost of revenue:
Subscriptions and perpetual licenses	16	13	15	13
Professional services	6	6	6	6
Total cost of revenue	22	19	21	19
Gross profit	78	81	79	81
Operating expenses:
Research and development	30	33	29	31
Sales and marketing	65	63	61	60
General and administrative	28	31	26	30
Acquisition-related costs	7	—	9	—
Total operating expenses	130	127	125	121
Operating loss	(52)	(46)	(46)	(40)
Foreign currency gain (loss)	(1)	2	(1)	2
Interest expense	(2)	(2)	(2)	(2)
Other income, net	5	1	4	0
Interest and other income (expense), net	2	1	1	—
Loss before income taxes	(50)	(45)	(45)	(40)
Provision for income taxes	1	1	1	1
Net loss	(51)%	(46)%	(46)%	(41)%

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription term licenses	$16,488	$15,527	$961	6%
Subscription SaaS, support & maintenance	38,110	29,562	8,548	29%
Perpetual licenses	94	19	75	395%
Total subscriptions and perpetual licenses	54,692	45,108	9,584	21%
Professional services	3,592	2,569	1,023	40%
Total revenue	$58,284	$47,677	$10,607	22%

Subscriptions and perpetual licenses revenue increased by $9.6 million, or 21%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Subscription term licenses revenue increased by $1.0 million or 6% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in subscription term licenses revenue was primarily driven by the addition of new customers, increase in the number of identities and additional modules sold to existing customers, as well as longer subscription terms. Subscription SaaS, support & maintenance revenue increased by $8.5 million or 29% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in SaaS, support & maintenance revenue was driven by the addition of new customers due to increased adoption of our SaaS solutions as well as an increase in the number of identities and additional modules sold to existing customers. The increase in support & maintenance revenue was primarily driven by the steady growth of the installed base.

Professional services revenue increased by $1.0 million or 40% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily driven by an increase in cloud onboarding services and training subscriptions delivered by us in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Cost of revenue:
Subscriptions and perpetual licenses	$9,527	$6,415	$3,112	49%
Professional services	3,594	2,912	682	23%
Total cost of revenue	$13,121	$9,327	$3,794	41%
Gross Margin
Subscriptions and perpetual licenses	83%	86%
Professional services	0%	(13)%
Total gross margin	77%	80%

Subscriptions and perpetual licenses cost of revenue increased by $3.1 million, or 49%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to a $1.3 million increase in headcount and related personnel costs to support the growth of our offerings, as well as a $1.3 million increase in SaaS costs, stemming from ongoing maintenance for our expanding customer base and our investment in cloud infrastructure costs for our ForgeRock Identity Cloud offering.

Professional services cost of revenue increased by $0.7 million, or 23%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily related to an increase in payroll and related personnel costs driven by an increase in headcount.

Gross margin for subscriptions and perpetual licenses was 83% and 86% in the three months ended June 30, 2023 and June 30, 2022, respectively. The decrease in gross margin for subscriptions and perpetual licenses was due to investments to support the anticipated growth in new customers. While our gross margins for subscription and perpetual licenses revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.

Gross margin for professional services improved to 0% in the three months ended June 30, 2023 from (13)% in the three months ended June 30, 2022. The improvement in gross margin for professional services was due to an increase in revenue from professional services delivery.

Operating Expenses

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Operating Expenses:
Research and development	$17,515	$15,666	$1,849	12%
Sales and marketing	37,616	30,050	7,566	25%
General and administrative	16,259	14,935	1,324	9%
Acquisition-related costs	3,851	—	3,851	100%
Total operating expenses	$75,241	$60,651	$14,590	24%

Research and Development. Research and development expenses increased $1.8 million, or 12%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase of $1.2 million in personnel costs related to higher headcount to support our continued research and development efforts in enhancing our offerings.

Sales and Marketing. Sales and marketing expenses increased $7.6 million, or 25% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to a $6.5 million increase in personnel costs related primarily to higher headcount, a $0.6 million increase in marketing costs due to increased marketing event activity, and a $0.5 million increase in travel-related expenses due to the easing of COVID-19 pandemic travel restrictions.

General and Administrative. General and administrative expenses increased $1.3 million, or 9%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to a $1.9 million increase in personnel costs driven by higher headcount and an increase in stock-based compensation expense. This was offset by a decrease of $0.9 million in professional fees due to implementation fees for internal controls under Section 404 of the Sarbanes-Oxley Act taking place in 2022.

Acquisition-related costs. Acquisition-related costs increased by $3.9 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was related to accruals of banker, legal and professional service fees related to the proposed acquisition of the Company by entities affiliated with Thoma Bravo.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Interest and other income (expense), net
Foreign currency gain (loss)	$(657)	$1,026	$(1,683)	(164%)
Interest expense	(875)	(881)	6	(1%)
Other, net	3,198	275	2,923	1063%
Interest and other income (expense), net	$1,666	$420	$1,246	297%

We recorded a net foreign currency loss of $0.7 million in the three months ended June 30, 2023 compared to a net foreign currency gain of $1.0 million in the three months ended June 30, 2022, primarily due to foreign currency remeasurement fluctuations on balances primarily denominated in the US dollar, Euro and British pound.

Interest expense did not significantly fluctuate between the three months ended June 30, 2023 and 2022.

Other income, net increased by $2.9 million primarily due to an increase in interest income from higher returns on investments as a result of rising interest rates.

Provision for Income Taxes

In the three months ended June 30, 2023 and 2022, we recorded a provision for income taxes of $0.4 million and $0.5 million, respectively. In the three months ended June 30, 2023 and 2022, the effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against those deferred tax assets.

Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription term licenses	$42,045	$35,185	$6,860	19%
Subscription SaaS, support & maintenance	72,211	55,748	16,463	30%
Perpetual licenses	159	105	54	51%
Total subscriptions and perpetual licenses	114,415	91,038	23,377	26%
Professional services	7,012	4,731	2,281	48%
Total revenue	$121,427	$95,769	$25,658	27%

Total revenue increased by $25.7 million, or 27%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Total subscriptions and perpetual licenses revenue increased by $23.4 million, or 26% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Subscription term licenses revenue increased by $6.9 million or 19% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in subscription term licenses revenue was primarily driven by the addition of new customers, increase in the number of identities and additional modules sold to existing customers, longer subscription terms, and the revenue recognition timing of when the term licenses were delivered. Subscription SaaS, support & maintenance revenue increased by $16.5 million or 30% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in SaaS, support & maintenance revenue was driven by the addition of new customers due to increased adoption of our SaaS solutions as well as an increase in the number of identities and additional modules sold to existing customers. The increase in support & maintenance revenue was primarily driven by the steady growth of the installed base. Perpetual licenses revenue increased by $0.1 million, or 51%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Professional services revenue increased by $2.3 million or 48% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. There was an increase in cloud onboarding services and training subscriptions delivered by us in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Cost of revenue:
Subscriptions and perpetual licenses	$17,849	$12,268	$5,581	45%
Professional services	7,072	5,763	1,309	23%
Total cost of revenue	$24,921	$18,031	$6,890	38%
Gross Margin
Subscriptions and perpetual licenses	84%	87%
Professional services	(1)%	(22)%
Total gross margin	79%	81%

Total cost of revenue increased by $6.9 million, or 38%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Subscriptions and perpetual licenses cost of revenue increased by $5.6 million, or 45%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to a $2.7 million increase in headcount and related personnel costs to support the growth of our offerings, as well as a $2.3 million increase in SaaS costs, stemming from ongoing maintenance for our expanding customer base and our investment in cloud infrastructure costs for our ForgeRock Identity Cloud offering.

Professional services cost of revenue increased by $1.3 million, or 23%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily related to an increase in payroll and related personnel costs driven by an increase in headcount.

Gross margin for subscriptions and perpetual licenses decreased to 84% in the six months ended June 30, 2023 from 87% in the six months ended June 30, 2022. The decrease in gross margin for subscriptions and perpetual licenses was due to investments to support the anticipated growth in new customers. While our gross margins for subscription and perpetual licenses revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.

Gross margin for professional services improved to (1)% in the six months ended June 30, 2023 from (22)% in the six months ended June 30, 2022. The improvement in gross margin for professional services was due to an increase in revenue from professional services delivery.

Operating Expenses

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$34,718	$30,144	$4,574	15%
Sales and marketing	74,067	57,028	17,039	30%
General and administrative	32,127	28,479	3,648	13%
Acquisition-related costs	10,798	—	10,798	100%
Total operating expenses	$151,710	$115,651	$36,059	31%

Research and Development. Research and development expenses increased $4.6 million, or 15%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $2.9 million in personnel costs related to higher headcount, and a $0.6 million increase in cloud costs for Google, related to our cloud strategy.

Sales and Marketing. Sales and marketing expenses increased $17.0 million, or 30%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $12.9 million in personnel costs related primarily to higher headcount, the ease in travel restrictions also resulted in an increase in travel related expenses of $2.1 million, and a $1.3 million increase in marketing costs due to increased marketing event activity.

General and Administrative. General and administrative expenses increased $3.6 million, or 13%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $3.9 million in personnel costs due to a higher headcount, and $0.9 million in software costs including those used to protect electronic data. This was offset by a $1.1 million decrease in professional fees due to implementation fees for internal controls under Section 404 of the Sarbanes-Oxley Act taking place in 2022.

Acquisition-related costs. Acquisition-related costs increased by $10.8 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was related to accruals of banker, legal and professional service fees related to the proposed acquisition of the Company by entities affiliated with Thoma Bravo.

Interest and other income (expense), net

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Interest and other income (expense), net
Foreign currency gain (loss)	$(1,199)	$1,461	$(2,660)	(182%)
Interest expense	(2,010)	(1,780)	(230)	13%
Other, net	5,034	343	4,691	1368%
Interest and other income (expense), net	$1,825	$24	$1,801	7504%

We recorded a net foreign currency loss of $1.2 million in the six months ended June 30, 2023 compared to a net foreign currency gain of $1.5 million in the six months ended June 30, 2022, primarily due to foreign currency remeasurement fluctuations on balances primarily denominated in the US dollar, Euro and British pound.

Interest expense did not significantly fluctuate between the six months ended June 30, 2023 and 2022.

Other income, net increased by $4.7 million primarily due to an increase in interest income from higher returns on investments as a result of rising interest rates.

Provision for Income Taxes

In the six months ended June 30, 2023 and 2022, we recorded a provision for income taxes of $0.8 million and $1.0 million, respectively. In the six months ended June 30, 2023 and 2022, the effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily as a result of not recognizing deferred tax assets for domestic and certain foreign jurisdictions due to a full valuation allowance against those deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments of $321.7 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our short-term investments are comprised of marketable securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows.

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

In September 2021, we executed an amendment to the Amended Restated Plain English Growth Capital Loan and Security Agreement with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, or the A&R Loan Agreement. The A&R Loan Agreement became effective once the registration statement in connection with the initial public offering was declared effective on September 16, 2021. The key provisions of the amendment include: (1) a covenant requiring the maintenance of a $20.0 million cash balance when an event of default exits, (2) change in the interest rate for outstanding term loan to be eight percent (8.00%) per annum on the existing loans, (3) extension of the maturity dates by twenty-four months, (4) change in the prepayment penalties and (5) and a change in the end-of-term interest payments. The principal will be due at the end of the term of the respective advance. As of June 30, 2023, the balance outstanding under our term loan facility was $40.0 million and is included in long-term debt on our condensed consolidated balance sheet.

All of our obligations under our term loan facility are guaranteed by ForgeRock US, Inc. and ForgeRock Limited and, subject to certain exceptions, secured by a security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge.

A significant majority of our customers pay in advance for their subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2023, we had deferred revenue of $84.4 million, of which $82.0 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(19,203)	$(24,731)
Net cash provided by (used in) investing activities	176,520	(11,105)
Net cash provided by financing activities	3,487	7,562
Effect of exchange rates on cash and cash equivalents and restricted cash	(541)	(1,036)
Net increase (decrease) in cash, cash equivalents and restricted cash	$160,263	$(29,310)

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

During the six months ended June 30, 2023 cash used in operating activities was $19.2 million. This consisted primarily of a net loss of $54.2 million, adjusted for non-cash charges of $31.9 million and net cash inflows of $3.1 million used in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $21.8 million and amortization of deferred commissions of $7.7 million driven by the timing of revenue recognition. The primary drivers of the changes in operating assets and liabilities related to a decrease in accounts receivable of $21.5 million due to the timing of collection of payment from our customers, a $10.8 million decrease in accrued expenses and other liabilities due to the timing of cash disbursements and a change in deferred commissions of $8.9 million driven by the timing of commission payments.

During the six months ended June 30, 2022, cash used in operating activities was $24.7 million. This consisted primarily of a net loss of $38.8 million, adjusted for non-cash charges of $23.1 million and net cash outflows of $9.0 million used in our operating assets and liabilities. Non-cash charges primarily consisted of amortization of deferred commissions of $7.2 million driven by the timing of revenue recognition, and stock-based compensation of $14.4 million. The primary drivers of the changes in operating assets and liabilities related to a decrease in accounts receivable of $7.7 million due to the timing of collection of payment from our customers, and a change in deferred commissions of $7.9 million driven by the timing of commission payments. Additional changes in operating assets and liabilities include a $5.1 million decrease related to changes in deferred revenue and a $4.3 million decrease in accrued expenses and other liabilities due to the timing of cash disbursements.
Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2023 of $176.5 million primarily consisted of sales and maturities of short-term investments of $141.1 million and $54.8 million, respectively. This was partially offset by purchases of short-term investments of $19.0 million.

Net cash used in investing activities during the six months ended June 30, 2022 of $11.1 million, which primarily consisted of the purchase of short-term investments of $65.0 million, partially offset by $43.0 million in maturities and $11.8 million from sales of short-term investments.
Financing Activities

Cash provided by financing activities during the six months ended June 30, 2023 was $3.5 million, which primarily consisted of proceeds from the exercise of employee stock options of $9.8 million. This was partially offset by employee payroll taxes paid for net shares settlement of restricted stock units of $6.3 million.

Cash provided by financing activities during the six months ended June 30, 2022 was $7.6 million, which primarily consisted of proceeds from issuance of common stock under the employee stock purchase plan of $4.4 million and proceeds from exercises of employee stock options of $3.3 million.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars, British Pounds and Euros; however, we also have significant intercompany balances denominated in the Norwegian Krone. For the six months ended June 30, 2023 and 2022, we recorded a net loss of $1.2 million and a net gain of $1.5 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates have led to significant fluctuations in both our statement of operations and stockholders’ equity balance from quarter to quarter. We will continue to reassess our foreign exchange exposure as we continue to grow our business globally. A uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a corresponding increase or decrease in revenue for the six months ended June 30, 2023 and 2022 of approximately $5.2 million and $4.5 million, respectively. On September 30, 2021, we reclassified certain intercompany balances considered long-term in nature. Accordingly, foreign currency transaction gains and losses related to these balances are now being reported in the cumulative translation adjustment in shareholder's equity on the consolidated balance sheet since October 1, 2021.

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $321.7 million and $336.1 million as of June 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents are held in cash deposits, money market funds and marketable securities. As of June 30, 2023, we held $32.7 million in short-term investments made up of treasury bills and U.S. government debt securities which are available-for-sale. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Risk Factor Summary

The material risks that may affect our business, financial condition or results of operations include, but are not limited to, those relating to the following:

Risks Related to the Proposed Merger
•The pendency of our agreement to be acquired by entities affiliated with Thoma Bravo may have an adverse effect on our business and results of operations, and our failure to complete the Merger could have an adverse effect on our business, financial condition, results of operations and stock price.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.
•Litigation has in the past been filed in connection with the Merger and further litigation may arise, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise harm our business.
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

Risks Related to the Proposed Merger

The pendency of our agreement to be acquired by entities affiliated with Thoma Bravo may have an adverse effect on our business and results of operations and our failure to complete the Merger could have an adverse effect on our business, financial condition, results of operations and stock price.

On October 10, 2022, ForgeRock entered into the Merger Agreement with Parent and Merger Sub. Completion of the Merger remains subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) the absence of any order issued by any governmental entity of competent jurisdiction or any law applicable to the merger that, in each case, prevents, materially restrains, or materially impairs the consummation of the Merger; and (ii) the absence of any agreement with any governmental authority not to consummate the Merger. On December 22, 2022, ForgeRock and Parent each received a Second Request from the DOJ in connection with the DOJ’s review of the Merger. In February 2023, ForgeRock and Parent entered into a Timing Agreement with the DOJ. Under the Timing Agreement, ForgeRock and Parent agreed not to consummate the proposed acquisition less than 75 days after compliance with the Second Request. ForgeRock continues to cooperate with the DOJ in connection with its review of the proposed acquisition. There is no assurance that the remaining conditions to closing the Merger will be satisfied before the Termination Date or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to satisfy the conditions that may become applicable to the Merger, including regulatory conditions, before the Termination Date or at all;
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
•any disruptions to our business resulting from the pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed;
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
•the possibility of disruption to our business and operations resulting from the pendency of the Merger, including diversion of management attention and resources;
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

Litigation has in the past been filed in connection with the Merger and further litigation may arise, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise harm our business.

Litigation has in the past been filed in connection with the Merger and further litigation may arise. Regardless of the outcome of any litigation or future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise harm our operations and financial performance.

Risks Related to Our Business and Industry

We have a history of losses, and we expect to incur losses in the future.

We have incurred net losses in each year since our inception. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $384.3 million and $330.1 million, respectively. We expect to continue to incur net losses in the future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to continue to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we operate as a public company and prepare to transition back to a private company, we may incur additional legal, accounting, and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

We may not continue to grow on pace with historical rates.

We have experienced rapid growth historically, and we may not be able to sustain such growth rates. Thus, you should not rely on our key business metrics or results of operations for any previous quarterly or annual period (or the growth rate relating to such metrics or results) as any indication of future periods. In particular, our revenue growth rate and ARR has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. In future periods, our revenue growth and ARR could slow or our revenue could decline for a number of reasons, including slowing demand for or adoption of our platform and offerings, increasing competition, any failure to gain or retain customers or partners, a decrease in the growth of our overall market, changes to technology, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, our revenue growth rate and ARR may experience increased volatility due to global societal and macroeconomic conditions (e.g., economic uncertainties or downturns, health pandemics, epidemics, and other outbreaks, inflationary pressures, supply chain disruptions, the military conflict in Ukraine and related sanctions against Russia and Belarus, higher interest rates and strength of the U.S. dollar relative to other currencies). As a result, our past financial performance should not be considered indicative of our future performance. If our revenue growth rate and ARR declines, investors’ perceptions of our business and the market price of our Class A common stock could be adversely affected. Additionally, our ARR does not adjust for the timing impact of revenue recognition for specific performance obligations identified within a contract. Therefore, our ARR growth in any given period may not result in a similar growth rate for revenue. Our revenue is also affected by the overall growth in our business and changes in our revenue mix of self-managed subscriptions and SaaS subscriptions. As a result, our year-over-year growth rates for total revenue may not be comparable due to changes in our revenue mix.

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
•expenses related to real estate, including our office leases, and other fixed expenses; and
•general economic conditions in domestic or international markets, including the economic impact of inflation, supply chain disruptions, adverse events or perceptions affecting the U.S. or international financial systems, competition, health pandemics, epidemics, and other outbreaks, and other geopolitical uncertainty and instability, such as the military conflict in Ukraine and related sanctions against Russia and Belarus, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions.

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

We encourage the exploration and use of artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition, or results of operations.

Recent advancements in artificial intelligence, including generative artificial intelligence (together, “AI”) solutions have the potential to bring improvements and efficiencies into our business, and these applications may become important to our operations over time. Our competitors or other third parties may incorporate AI into their business, commercially or otherwise, more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. Likewise, the use of generative AI and other forms of artificial intelligence may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, has not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation.

The use of AI applications may in the future result in cybersecurity incidents that implicate the personal data of end users of such applications or other persons. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources for compliance and otherwise in order to minimize unintended, harmful impact.

Health pandemics, epidemics, and other outbreaks, such as COVID-19, have harmed and could in the future harm our business, financial condition, and results of operations.

Our business could be adversely impacted by the effects of possible health pandemics, epidemics, and other outbreaks. Such effects may include, for example:
•for certain enterprises, delaying or pausing digital transformation and expansion projects and negatively impacting IT spending, which in the past caused some potential customers to delay or forgo purchases of subscriptions for our platform and services and some existing customers to fail to renew subscriptions, reduce their usage or fail to expand their usage of our platform;
•restricting our sales operations and marketing efforts, reducing the effectiveness of such efforts in some cases and delaying or lengthening our sales cycles; and
•delaying the delivery of professional services and training to our customers.

Health pandemics, epidemics, and other outbreaks, may cause us to experience the foregoing challenges in our business in the future and could have other effects on our business, including disrupting our ability to develop new offerings and enhance existing offerings, market, and sell our products and conduct business activities generally.

We have in the past taken precautionary measures intended to reduce the risk of COVID-19 spreading to our employees, our customers and the communities in which we operate, and we may take similar measures for further health pandemics, epidemics, and other outbreaks as required by government entities or that we determine are in the best interests of our employees, customers, partners, and third-party service providers. In particular, governmental authorities previously instituted shelter-in-place policies or other restrictions in many jurisdictions in which we operate, including in the San Francisco Bay Area where our headquarters is located, which policies required most of our employees to work remotely. These precautionary measures and policies could negatively impact product innovation and development and employee and organizational productivity, training, and collaboration, or otherwise disrupt our business operations. The further continuation of working remotely may expose us to increased risks of security breaches or incidents. We may need to enhance the security of our platform and offerings, our data, and our internal IT infrastructure, which may require additional resources and may not be successful.

The extent to which health pandemics, epidemics, and other outbreaks may impact our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted. To the extent a health pandemic, epidemic, or other outbreak adversely affects our business, financial condition, and results of operations, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

We depend on the continued contributions of our management team, key personnel, and other highly skilled personnel. Our management team and key personnel are at-will employees, which means they may terminate their relationship with us at any time. The loss of the services of any of our key personnel or delays in hiring required personnel, particularly within our product, engineering, and go to market teams, could adversely affect our business, financial condition, and results of operations. Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is high, and the industry in which we operate has in the past been characterized by significant competition for skilled personnel as well as high employee attrition. Competitors for technical talent increasingly seek to hire our employees, and the increased availability of work-from-home arrangements has both intensified and expanded competition while also reducing regional salary differences. We have remained focused on retaining our talent. To help attract, retain, and motivate qualified employees, we use stock-based awards, such as RSUs, and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our stock-based awards. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. To the extent our compensation programs and workplace culture are not viewed as competitive, our ability to attract, retain, and motivate employees can be weakened, which could harm our results of operations. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition, and results of operations could be adversely affected.

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

In September 2021, we entered into our Amended and Restated Loan Agreement that provides for senior secured credit consisting of term loans. As of June 30, 2023, the aggregate principal amount of our outstanding indebtedness under our Amended and Restated Loan Agreement was $40.0 million and no further amounts are available to be drawn at this time. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. Our indebtedness could adversely impact us. For example, these obligations could, among other things:
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

Prolonged economic uncertainties or downturns could adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, adverse events or perceptions affecting the U.S. or international financial systems, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or global public health crisis, or armed conflicts, such as the military conflict in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, could cause a decrease in corporate spending on digital identity offerings in general and negatively affect the growth of our business.

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

A portion of our revenue is generated from sales to governmental entities, and we have made, and may continue to make, investments to support future sales opportunities in the government sector. We estimate that we generated approximately 19% and 16% of our revenue from government entities for the three months ended June 30, 2023 and 2022, respectively. Government demand for our platform and offerings could be impacted by budgetary cycles, and there may be governmental certification requirements for our platform. Further, we may be subject to audits and investigations regarding our governmental contracts, and any violations could result in penalties and sanctions, including termination of the contract, refunding or forfeiting payments, fines and suspension or disbarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing, termination rights tied to funding availability, or are otherwise time consuming and expensive to satisfy. Government entities may also have statutory, contractual, or other legal rights to terminate contracts with our partners for convenience, for lack of funding, or due to a default, and any such termination may adversely impact our results of operations. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet such special standards, the additional costs associated with providing our platform and offerings to government entities could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our platform to them and to grow or maintain our customer base. If we are unable to manage the risks related to contracting with government entities, our business, financial condition, and results of operations could be adversely affected.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits and interest deduction carryover, to offset its post-change income may be limited. Any ownership change in the future could result in increased future tax liability. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The impact of any limitations that may be imposed due to such ownership changes has not been determined as of June 30, 2023.

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

Operating as a public company has in the past and may in the future require us to incur substantial costs and may require substantial management attention.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the NYSE. The Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition, and results of operations. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business, financial condition, and results of operations have become and may continue to become more visible, which may result in threatened or actual litigation, including by competitors.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2023, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the combined voting power of our Class A common stock and Class B common stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of (i) the 7th anniversary of the filing and effectiveness of our amended and restated certificate of incorporation, (ii) when the outstanding shares of our Class B common stock represent less than 5% of the combined voting power of our outstanding Class A common stock and Class B common stock, and (iii) the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
•health pandemics, epidemics, and other outbreaks; and
•economic conditions and slow or negative growth of our markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the three months ended June 30, 2023, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FORGEROCK, INC.

Date: August 8, 2023	By:	/s/ Francis Rosch
Francis Rosch
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ John Fernandez
John Fernandez
Chief Financial Officer and Executive Vice President of Global Operations (Principal Financial Officer and Principal Accounting Officer)